Form 10-Q
period 1996-06-28
HAMMONS JOHN Q HOTELS LP
filed 1996-08-12
CIK 916536

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the quarterly period ended June 28, 1996

                             OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the transition period from ____________ to ___________

Commission file number 033-73340-01


                John Q. Hammons Hotels, L.P.
         John Q. Hammons Hotels Finance Corporation
        John Q. Hammons Hotels Finance Corporation II
 (Exact name of registrants as specified in their charters)

          Delaware                      43-1523951
          Missouri                      43-1680322
          Missouri                      43-1720400
 (State or other jurisdiction of          (IRS Employer
    incorporation or organization)      Identification Nos.)


300 John Q. Hammons Parkway
Suite 900
Springfield, MO  65806
(Address of principal executive offices)

   (417) 864-4300
(Registrants' telephone number, including area code)


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports, and (2) have been subject to such filing requirements for the past 90 days.


Yes ___x__     No ______



                    JOHN Q. HAMMONS HOTELS, L.P.
               John Q. Hammons Hotels Finance Corporation
               John Q. Hammons Hotels Finance Corporation II

                               INDEX



PART I.   FINANCIAL INFORMATION

                                                                        PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at  June 28, 1996 (unaudited) and
     December 29,1995 (audited) .....................................      3

     Consolidated Statements of Income for the three and  six months
     ended June 28, 1996 (unaudited) and June 30, 1995  (unaudited)....    5

     Consolidated Statements of Changes in Equity for the period
     December 29,  1995 to June  28, 1996 (unaudited)  ................    6

     Consolidated Statements of Cash Flows for the six months ended
     June  28, 1996 (unaudited) and June  30, 1995 (unaudited)..........   7

     Notes to Consolidated Financial Statements .......................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations ......................................       10

PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings..........................................      19

Item 6.  Reports on Form 8-K.........................................     19

                 Signatures ........................................      20



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               JOHN Q. HAMMONS HOTELS, L.P.
               CONSOLIDATED BALANCE SHEETS
                    (000's omitted)

                                         June  28, 1996      December 29, 1995
                                          (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                       $ 37,999             $41,777
   Marketable securities                        21,039              26,574
   Receivables -
     Trade, less allowance for doubtful
     accounts of  $157                           5,731               4,852
     Construction reimbursements and
     management fees                                98               2,762
     Inventories                                   994               1,110
    Prepaid expenses and other                     524               1,124
                                            ----------          ----------
     Total current assets                       66,385              78,199
                                            ----------          ----------

PROPERTY AND EQUIPMENT, at cost
      Land and improvements                     28,009              27,974
      Buildings and improvements               403,211             399,746
      Furniture, fixtures and equipment        157,044             149,535
      Construction in progress                  67,045              27,395
                                             ----------          ---------
                                               655,309             604,650
      Less-Accumulated depreciation
      and amortization                        (180,094)           (169,811)
                                             ----------          ---------
                                               475,215             434,839
DEFERRED FINANCING COSTS, FRANCHISE
       FEES AND OTHER, net                      28,251              29,333
                                              --------            --------
                                              $569,851            $542,371
                                              ========            ========

               See Notes to Consolidated Financial Statements








                     JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED BALANCE SHEETS
                         (000's omitted)


                                      June 28, 1996     December 29, 1995
                                        (Unaudited)          (Audited)

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt    $ 10,371            $ 7,981
  Accounts Payable                          10,788              8,382

   Accrued expenses:
     Payroll and related benefits            3,542              3,800
     Sales and property taxes                7,030              7,012
      Insurance                              9,174              8,446
      Interest                              12,119             12,171
      Utilities, franchise fees,
      and other                              5,372              4,742
                                          -----------       -----------
           Total current liabilities        58,396             52,534

LONG-TERM DEBT                             465,655            450,113

OTHER OBLIGATIONS AND DEFERRED REVENUE       5,271              5,579
                                           --------          ---------
                  Total liabilities        529,322            508,226


COMMITMENTS AND CONTINGENCIES

EQUITY
    Contributed capital                     96,436             96,436
    Partners' and other deficits, net      (55,907)           (62,291)
                                         ----------         ----------
              Total equity                  40,529             34,145
                                         ----------         ----------

                                          $569,851           $542,371
                                         =========           ========


            See Notes to Consolidated Financial Statements


                         JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF INCOME
                              (000's omitted)

                                Three Months Ended        Six Months Ended
                         June 28,1996 June 30, 1995 June 28,1996 June 30, 1995
                         (unaudited)   (unaudited)   (unaudited) (unaudited)
REVENUES:
Rooms                                $44,126   $38,005    $84,357   $72,655
Food and beverage                     19,435    16,648     39,196    32,953
Meeting room rental
 and other                             4,782     3,646      9,410     7,334
                                     -------   -------    -------   -------
Total revenues                        68,343    58,299    132,963   112,942


OPERATING EXPENSES :
Direct operating costs and expenses
  Rooms                               10,826     9,521     21,120    18,302
  Food and beverage                   14,448    13,107     28,751    25,459
  Other                                  734       593      1,450     1,155
  General, administrative
    and sales expenses                18,428    15,432     37,792    30,807
  Repairs and maintenance              3,036     2,530      5,636     4,787
  Depreciation and amortization        6,025     3,672     11,946     7,094
                                    ---------  --------  --------  ---------
  Total operating expenses            53,497    44,855    106,695    87,604
                                    ---------  --------  --------  ---------
INCOME FROM OPERATIONS                14,846    13,444     26,268    25,338

OTHER INCOME (EXPENSE) :
  Interest income                        526     1,226      1,220     2,602
  Interest expense and amortization
       of deferred financing fees     (9,470)   (7,591)   (19,429)  (15,448)
                                      -------   -------    -------   -------
NET INCOME                            $5,902    $7,079     $8,059   $12,492
                                      =======   =======    =======  =======

         See Notes to Consolidated Financial Statements


                      JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                               (000's omitted)

                       Contributed
                        Capital                Partners Equity (Deficit)
                        General        General     Limited
                        Partner        Partner      Partner         Total

BALANCE
December 29, 1995
(Audited)               $96,436       ($85,373)       $23,082        $34,145

Distributions                                          (1,675)        (1,675)

Net Income                               2,282          5,777          8,059

                         ---------     ----------    ---------    -----------

BALANCE,
June 28, 1996
(Unaudited)              $96,436      ($83,091)       $27,184        $40,529
                         =======      ========        ========       =======


               See Notes to Consolidated Financial Statements





                    JOHN Q. HAMMONS HOTELS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (000's omitted)

                                                Six Months Ended
                                           June 28,1996   June 30, 1995
                                            (Unaudited)    (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                              $ 8,059        $12,492
     Adjustments to reconcile net income to cash
      provided by operating activities-
      Depreciation, amortization and loan
          cost amortization                   12,861          7,776
        Changes in certain assets and liabilities-
          Receivables                          1,785           (313)
          Inventories                            116             79
          Prepaid expenses and other             600            536
          Accounts payable                     2,406         (1,386)
          Accrued expenses                     1,066            956
          Other obligations and
          deferred revenue                      (308)          (652)
                                             ---------       --------
     Net cash provided by
          operating activities                26,585         19,488
                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net(50,659)       (56,838)
     Buyout of minority interest                --           (1,200)
     Franchise fees and other                 (1,496)         2,081
     Sale of marketable securities, net        5,535         34,095
                                             ----------    ----------
     Net cash used in investing activities   (46,620)       (21,862)
                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                 19,000          9,162
     Payments of notes payable to affiliates     --            (547)
     Repayments of debt                       (1,068)        (1,831)
     Distributions to partners                (1,675)        (3,227)
                                             ----------     ---------
     Net cash provided by
           financing activities               16,257          3,557
                                             ----------     ---------
Increase (decrease) in cash and equivalent    (3,778)         1,183

CASH AND EQUIVALENTS, beginning of period     41,777          9,712
                                             ---------      ---------
CASH AND EQUIVALENTS, end of period          $37,999        $10,895
                                             =========      =========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST,
   net of amounts capitalized                $18,567        $16,534
                                             =======        =======

          See Notes to Consolidated Financial Statements






 JOHN Q. HAMMONS HOTELS, L.P.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

1.  ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries ("Partnership"), consisting of John Q. Hammons Hotels Finance Corporation ("Finance Corp.") and John Q. Hammons Hotels Finance Corporation II ("Finance Corp. II"), both corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

In conjunction with a public offering of first mortgage notes in February 1994 ("1994 Notes") and in November 1995 ("1995 Notes") by the Partnership and Finance Corp I and II, and a public offering of common stock in November 1994 ("Common Stock Offering") by its general partner, John Q. Hammons Hotels, Inc., ("General Partner"), the Partnership, which owned and operated ten hotels properties, obtained through transfers or contributions from Mr. John Q. Hammons ("Mr. Hammons") or enterprises that he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of catering corporations and management contracts relating to all of Mr. Hammons' hotels.

The Partnership is directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises that transferred or contributed net assets to the Partnership. Accordingly, the accompanying financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of all entities on a consolidated basis for all periods presented. All significant balances and transactions between the entities and properties have been eliminated.

Mr. Hammons and entities directly or indirectly owned or controlled by
him are the only limited partners of the Partnership.    Mr. Hammons,
through his voting control of the General Partner, continues to be in control of the Partnership.



2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 29, 1995, which included financial statements for the year ended December 29, 1995 and December 30, 1994.

The information contained herein reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.
The Partnership considers all operating cash accounts and money market investments with an original maturity of three months or less to
be cash equivalents.    Marketable securities  consist of  available-for-
sale commercial paper and government agency obligations that mature or will be available for use in operations in 1996. These securities are valued at current market value, which approximates cost.


3.  ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Income, losses and distributions of the Partnership will generally be allocated between the General Partner and the limited partners based on their respective ownership interests of 28.31% and 71.69%.

In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
The following discussion and analysis addresses result of operations for the three and six months ended June 28, 1996 and June 30, 1995.


Total revenues increased to $68.3 million in the 1996 Three Months from $58.3 million in the 1995 Three Months, an increase of $10 million or 17.2%. Of the total revenues reported in the 1996 Three Months, 64.6% were revenues from rooms, 28.4% were revenues from food and beverage, and 7.0% were revenues from meeting room rental and other, compared with 65.2%, 28.6%, and 6.2% respectively during the 1995 Three Months.

Rooms revenues increased to $44.1 million in the 1996 Three Months from $38.0 million in the 1995 Three Months, an increase of $6.1 million or 16.1% because of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels
(open more than one year) increased to $74.65 in the 1996 Three
Months from $71.13 in the 1995 Three Months, an increase of $3.52 or 5.0%. Occupancy of Mature Hotels decreased to 69.5% in the 1996
Three Months from 72.8% in the 1995 Three Months, a decrease of 3.3 percentage points. The lower occupancy was primarily due to the increased number of limited service rooms opening in the immediate market of some Partnership hotels and the non-recurrence of certain large group reservations in the second quarter compared to the prior year second quarter.

Food and beverage revenues increased to $19.4 million in the 1996
Three Months from $16.6 million in the 1995 Three Months, an increase of $2.8 million or 16.7%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $4.8 million in the 1996 Three Months from $3.6 million in the 1995 Three Months, an increase of $1.2 million or 31.2%.

Rooms operating expenses increased to $10.8 million in the 1996 Three Months from $9.5 million in the 1995 Three Months, an increase of $1.3 million or 13.7%. This expense represented 24.5% of rooms revenues in the 1996 Three Month period and 25.1% in the 1995 Three Month period.


Food and beverage operating expenses increased to $14.4 million in the 1996 Three Months from $13.1 million in the 1995 Three Months, an increase of $1.3 million or 10.2%.

Other operating expenses increased to $0.7 million in the 1996 Three Months from $0.6 million in the 1995 Three Months, an increase of $0.1 million or 23.8%.

General, administrative and sales expenses increased to $18.4 million in the 1996 Three Months from $15.4 million in the 1995 Three Months, an increase of $3.0 million or 19.4%. The increased expenses were a result of expenses incurred during the 1996 Three Months associated with the opening of 16% more rooms during the last half of 1995.

Repairs and maintenance expenses increased to $3.0 million in the 1996 Three Months from $2.5 million in the 1995 Three Months, an increase of $0.5 million or 20.0%. The increase was a result of the Partnership's increased number of hotels open.

Depreciation and amortization expenses increased to $6.0 million in the 1996 Three Months from $3.7 million in the 1995 Three Months, an increase of $2.3 million or 64.1%. These expenses represented 8.8% of total revenues in the 1996 Three Months and 6.3% of total revenues in the 1995 Three Months.

Income from Operations increased to $14.8 million in the 1996 Three Months from $13.4 million in the 1995 Three Months, an increase of $1.4 million or 10.4%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1996 quarter.

Interest income decreased to $0.5 million in the 1996 Three Months from $1.2 million in the 1995 Three Months, a decrease of $0.7 million or 57.1%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities because of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $9.5 million in the 1996 Three Months from $7.6 million in the 1995 Three Months, an increase of $1.9 million or 24.8%. As a percentage of total revenues, this expense increased to 13.9% in the 1996 Three Months from 13.0% in the 1995 Three Months.

Net Income decreased to $5.9 million in the 1996 Three Months from $7.1 million in the 1995 Three Months, a decrease of $1.2 million or 16.6%. As a percentage of total revenues, it decreased to 8.6% in the 1996 Three Months from 12.1% in the 1995 Three Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached mature occupancy levels.



Total revenues increased to $133.0 million in the 1996 Six Months from $112.9 million in the 1995 Six Months, an increase of $20.1 million or 17.7%. Of the total revenues reported in the 1996 Six Months, 63.4% were revenues from rooms, 29.5% were revenues from food and beverage, and 7.1% were revenues from meeting room rental and other, compared with 64.3%, 29.2%, and 6.5% respectively during the 1995 Three Months.

Rooms revenues increased to $84.4 million in the 1996 Six Months from $72.7 million in the 1995 Six Months, an increase of $11.7 million or 16.1% as a result of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels increased to $74.45 in the 1996 Six Months from $70.99 in the 1995
Six Months, an increase of $3.46 or 4.9%. Occupancy of Mature Hotels decreased to 67.3% in the 1996 Six Months from 69.8% in the 1995 Six Months, a decrease of 2.5 percentage points. The lower occupancy was primarily due to bad weather at some hotels during the first quarter and the increased number of limited service hotels opening in the immediate market area of some partnership hotels.

Food and beverage revenues increased to $39.2 million in the 1996 Six Months from $33.0 million in the 1995 Six Months, an increase of $6.2 million or 18.9%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $9.4 million in the 1996 Six Months from $7.3 million in the 1995 Six Months, an increase of $2.1 million or 28.3%.

Rooms operating expenses increased to $21.1 million in the 1996 Six Months from $18.3 million in the 1995 Six Months, an increase of $2.8 million or 15.4%. This expense represented 25.0% of rooms revenues in the 1996 Six Month period and 25.2% in the 1995 Six Month period.

Food and beverage operating expenses increased to $28.8 million in the 1996 Six Months from $25.5 million in the 1995 Six Months, an increase of $3.3 million or 12.9%.

Other operating expenses increased to $1.5 million in the 1996 Six Months from $1.2 million in the 1995 Six Months, an increase of $0.3 million or 25.5%.

General, administrative and sales expenses increased to $37.8 million in the 1996 Six Months from $30.8 million in the 1995 Six Months, an increase of $7.0 million or 22.7%. The increased expenses were a result of expenses incurred during the 1996 Six Months associated with the opening of 16% more rooms during the last half of 1995.

Repairs and maintenance expenses increased to $5.6 million in the 1996 Six Months from $4.8 million in the 1995 Six Months, an increase of $0.8 million or 17.7%. The increase was a result of the Partnership's increased number of hotels open.

Depreciation and amortization expenses increased to $11.9 million in the 1996 Six Months from $7.1 million in the 1995 Six Months, an increase of $4.8 million or 68.4%. These expenses represented 9.0% of total revenues in the 1996 first half and 6.3% of total revenues in the first half of 1995.

Income from Operations increased to $26.3 million in the 1996 Six Months from $25.3 million in the 1995 Six Months, an increase of $1.0 million or 3.7%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1996 half.

Interest income decreased to $1.2 million in the 1996 Six Months from $2.6 million in the 1995 Six Months, a decrease of $1.4 million or 53.1%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $19.4 million in the 1996 Six Months from $15.4 million in the 1995 Six Months, an increase of $4.0 million or 25.8%. As a percentage of total revenues, this expense increased to 14.6% in the 1996 Six
Months from 13.7% in the 1995 Six Months.

Net Income decreased to $8.1 million in the 1996 Six Months from $12.5 million in the 1995 Six Months, a decrease of $4.4 million or 35.5%. As a percentage of total revenues, it decreased to 6.1% in the 1996 Six Months from 11.1% in the 1995 Six Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached mature occupancy levels.

Liquidity and Capital Resources

In general, the Partnership has financed its operations through internal
cash flow, loans from financial institutions, the issuance of   public debt
and equity  and the issuance of industrial revenue bonds.  Twenty of the Partnership's  hotels are pledged to secure the 1994 Notes (the
"1994 Collateral Hotels").  Eight  of the Partnership's hotels are pledged
to secure the 1995 Notes (the "1995 Collateral Hotels").   The
Partnership in the future may obtain mortgage financing secured by unencumbered hotels and construction in progress to provide additional liquidity, if necessary. The Partnership's principal uses of cash are to pay operating expenses, to service debt, and to fund capital expenditures, new hotel development and partnership distributions.

At June 28, 1996 the Partnership had $38.0 million of cash and equivalents, and also had $21.0 million of marketable securities, which represented a portion of the proceeds of the Note Offerings and Common Stock Offering of the General Partner.

 Net cash provided from operating activities was $26.6 million for the first Six months of 1996 compared to $19.5 million at the end of the
first Six months of 1995, an increase of  $7.1 million.   A majority of the
increase was due to fewer receivables due from construction reimbursements and increases in construction payables at June 28, 1996.


The Partnership incurred net capital expenditures of $ 50.7 million during the first six months of 1996 and $ 56.8 million during the first six months of 1995. Capital expenditures include expenditures for development of new hotels and capital improvements on existing hotel properties. During the remainder of 1996 the Partnership expects capital expenditures to total approximately $95 million, representing
$10 million for capital improvements on existing hotels and $85 million for continued new hotel development.


The Partnership currently has seven hotels under construction.    The
Partnership estimates that building and pre-opening costs of the these seven hotels will require aggregate funding of approximately $167 million from the Partnership (net of $44 million included in construction in progress at June 28, 1996).

In addition to the capital expenditures for the hotels under construction, the Partnership is at various stages in other new hotel development. Capital requirements for the hotels under development are expected to be provided by (i) mortgage financing secured by the Owned Hotels which are unencumbered: (ii) mortgage financing secured by the Hotels as described above; and (iii) contributions from third parties.

On July 15, 1996 the Partnership received a commitment for a $33.0
million secured line of credit.   Borrowings under the secured line of
credit will mature three years from the date of closing and require quarterly principal payments commencing September 30, 1997 of $0.3 million. Borrowings bear interest at LIBOR plus an applicable margin as defined in the credit agreement. The partnership pays a commitment fee of 0.375% per annum on the daily unused portion of the credit facility.

In addition to the secured line of credit the Partnership has received various loan commitments for the projects planned and under construction in the amount of $134 million.


The Partnership expects to fund development of new hotels through limited partnerships in which the Partnership will be the general partner and a wholly owned corporate subsidiary of the Partnership will be the limited partner. As permitted by the Indentures related to the 1994
Notes and 1995 Notes (the "1994 and 1995 Note Indentures"),  each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Partnership to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note
Indentures.   All of the indebtedness of these entities will be non-
recourse to the Partnership. The Partnership believes that funding permitted under the 1994 and 1995 Note Indentures will be sufficient to meet its current development plans.


Based upon current plans relating to the timing of new hotel development, the Partnership anticipates that its capital resources will be adequate to satisfy its 1996 capital requirements for the currently planned projects and normal recurring capital improvement projects through the end of 1996 for hotels currently under construction and normal recurring capital improvement projects.

The Partnership accrued distributions of approximately $ 1.7 million
during the first six months  of 1996 to its partners.   Distributions by the
Partnership to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.


Supplemental Financial Information Relating to the 1994 and 1995
Collateral Hotels
     The following tables set forth, as of June 28, 1996, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes ("the 1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                              Trailing 12 Months Ended June 28, 1996

                        ___________    __________     __________    __________
                            1994         1995         Management       Total
                        Collateral     Collateral     Operations     Restricted
                        Hotels         Hotels         Group
                        -----------    -----------    ----------    -----------
                            (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenu es         $150,964      $ 61,047    $   2,991(a)     $215,002

Operating Expenses:
 Direct operating costs
    and expenses              59,676        24,246            --         83,922
 General, administrative,
     sales and management
     expenses (b)             40,946        18,243        (2,415)(c)     56,774
 Repairs and maintenance       6,254         2,846           --           9,100
 Depreciation and amortization 9,446         4,710           101         14,257
 Total operating expenses    116,322        50,045        (2,314)       164,053

Income from operations      $ 34,642      $ 11,002       $ 5,305       $ 50,949
                             =======       =======       =======        =======

Operating Data:
Occupancy                    67.9%          69.5%
Average daily room rate     $75.70         $70.20
RevPAR                      $51.42         $48.78





                                 12 Months Ended December  29, 1995
                          _______       ________     __________    ______
                            1994          1995       Management     Total
                          Collateral   Collateral    Operations     Restricted
                           Hotels         Hotels        Group
                         -----------    ----------    --------     ----------
                         (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues           $149,486   $  60,001   $ 1,733(a)      $211,220

Operating Expenses:
 Direct operating costs and
      expenses                 60,431      23,973         --           84,404
 General, administrative, sales
   and management expenses (b) 40,767      17,933     (3,096)(c)       55,604
 Repairs and maintenance        6,194       2,745         --            8,939
 Depreciation and amortization  8,771       4,711         99           13,581
     Total operating expenses 116,163      49,362     (2,997)         162,528

Income from operations       $ 33,323    $ 10,639    $ 4,730         $ 48,692
                              =======     =======     =======        ========

Operating Data:
Occupancy                      69.1%       70.1%
Average daily room rate       $73.94      $68.80
RevPAR                        $51.10      $48.26

- ---------------------------------------------------------
(a)Represents management revenues derived from the Owned Hotels owned by Two L.P. and the Managed Hotels.

(b)General administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.

(c)General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.





Part II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

A lawsuit has been filed in the U.S. District Court of Arizona, CV 96-356
TUC JMR, against John Q. Hammons Hotels Two, L.P., a Delaware limited partnership. and John Q. and Juanita K. Hammons, husband and wife. The Second Amended Complaint was filed on August 5, 1996, by the Marshall Foundation, a not-for-profit Arizona corporation. The lawsuit arises out of a Ground lease by the Marshall Foundation to John Q. Hammons Hotels Two, L.P., the performance of which is guaranteed by John Q. and Juanita K. Hammons. The Ground Lease requires Hammons to construct a hotel on the subject land and maintain and operate the hotel for a 99-year term.

The lawsuit alleges that the Hammons entities are guilty of bad faith and misrepresentation, as well as fraud, and that the Marshall Foundation is entitled to specific performance, declaratory relief on certain issues and damages. The claim arises out of a dispute over the course of construction of the hotel, with the Marshall Foundation claiming that it has the right to approve all modifications to the original plans developed for the hotel and the Hammons entities contending that they have the right to build the hotel in a manner that is consistent with the original plans and drawings but subject only to the Ground Lease requirement that the hotel be first-class in quality and have a value of more than $16,000,000.

Hammons has filed a counterclaim seeking declaratory relief with regard to whether it is complying with the terms of the Ground Lease between the parties and seeking monetary damages from the Marshall Foundation for the Foundation's wrongful interference with the rights of Hammons under the terms of the Ground Lease.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed



SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri on the 12th day of August, 1996.


                                             JOHN Q. HAMMONS HOTELS, L.P.
                                     By: John Q. Hammons Hotels, Inc., its
                                               General Partner
                                       By:  /s/   John Q. Hammons
                                                John Q. Hammons
                                               Chairman, Founder,
                                             and Chief Executive Officer

                                       By:  /s/ Mel J. Volmert
                                                 Mel J. Volmert
                                            Executive Vice President and
                                            Chief Financial Officer

JOHN Q. HAMMONS HOTELS                     JOHN Q. HAMMONS HOTELS
FINANCE                                    FINANCE
CORPORATION                                CORPORATION II


By:    /s/   John Q. Hammons          By:    /s/  John Q. Hammons
      John Q. Hammons                     John Q. Hammons
      Chairman, Founder,                  Chairman, Founder,
      and Chief  Executive Officer        and Chief Executive
                                          Officer


 By:   /s/  Mel J. Volmert            By:   /s/  Mel J. Volmert
      Mel J. Volmert                         Mel J. Volmert
      Executive Vice President and           Executive Vice President and
      Chief Financial Officer                Chief Financial Officer