Form 10-Q
period 1996-09-27
HAMMONS JOHN Q HOTELS LP
filed 1996-11-08
CIK 916536

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to
__________________________________________

Commission file number 033-73340-01


            John Q. Hammons Hotels, L.P.
     John Q. Hammons Hotels Finance Corporation
   John Q. Hammons Hotels Finance Corporation II
(Exact name of registrants as specified in their charters)

          Delaware                              43-1523951
          Missouri                              43-1680322
          Missouri                              43-1720400
(State or other jurisdiction of incorporation    (IRS Employer
                 or organization)             (Identification Nos.)


            300 John Q. Hammons Parkway
                     Suite 900
               Springfield, MO  65806
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

                                   INDEX

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements                                           Page

     Consolidated Balance Sheets at September 27, 1996 (unaudited)
     and  December 29,1995 (audited) ...................................    3

     Consolidated Statements of Income for the three and
     nine months  ended September 27, 1996 (unaudited)
     and September 29, 1995  (unaudited)................................    5

     Consolidated Statements of Changes in Equity for the period
     December 29,  1995 to September  27, 1996 (unaudited)  ..........      6

     Consolidated Statements of Cash Flows for the
     nine months ended  September  27, 1996 (unaudited)
     and  September 29, 1995 (unaudited).............................       7

     Notes to Consolidated Financial Statements ........................    8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and  Results of Operations ................................  9
PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings...........................................      18

Item 6.  Reports on Form 8-K..........................................     18

                 Signatures .........................................      19





  PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements



                      JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED BALANCE SHEETS
                             (000's omitted)

ASSETS                              September 27, 1996        December 29,1995
                                        (Unaudited)              (Audited)
CASH AND EQUIVALENTS                             $28,043            $41,777
MARKETABLE SECURITIES                             11,638             26,574
RECEIVABLES
   Trade, less allowance for doubtful
      accounts of $157                             6,743              4,852
   Construction reimbursements and
      management fees                                182              2,762
INVENTORIES                                          983              1,110
PREPAID EXPENSES AND OTHER                           254              1,124
          Total current assets                    47,843             78,199

PROPERTY AND EQUIPMENT, at cost
   Land and improvements                          28,888             27,974
   Buildings and improvements                    410,979            399,746
   Furniture, fixtures and equipment             147,490            149,535
   Construction in progress                       95,430             27,395
                                                 682,787            604,650
Less-accumulated depreciation and amortization  (171,344)          (169,811)
                                                 511,443            434,839

  DEFERRED FINANCING COSTS,
    FRANCHISE FEES AND OTHER, net                 27,636             29,333
                                                $586,922           $542,371

                    See Notes to Consolidated Financial Statements


                            JOHN Q. HAMMONS HOTELS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)
                              LIABILITIES AND EQUITY

                                    September 27, 1996     December 29,1995
LIABILITIES:                              (Unaudited)         (Audited)

Current portion of long-term debt                 $11,876        $7,981
Accounts payable                                   11,741         8,382
Accrued expenses
    Payroll and related benefits                    4,633         3,800
    Sales and property taxes                        7,736         7,012
    Insurance                                       9,304         8,446
    Interest                                        7,651        12,171
   Utilities, franchise fees, and other             5,694         4,742
          Total current liabilities                58,635        52,534
Long-term debt                                    477,283       450,113
Other obligations and deferred revenue              5,117         5,579
               Total liabilities                  541,035       508,226
COMMITMENTS AND CONTINGENCIES
  EQUITY
      Contributed capital                          96,436        96,436
      Partners' and other deficits, net           (50,549)      (62,291)
               Total equity                        45,887        34,145
                                                 $586,922      $542,371

          See Notes to Consolidated Financial Statements


                              JOHN Q. HAMMONS HOTELS, L.P.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (000's omitted)

                      Three Months Ended               Nine Months Ended
              Sept. 27, 1996   Sept. 29, 1995  Sept. 27, 1996   Sept. 29, 1995
               (Unaudited)        (Unaudited)    (Unaudited)       (Unaudited)
REVENUES:
  Rooms                $45,563       $40,116        $129,920        $112,771
  Food and beverage     17,308        16,251          56,504          49,204
  Meeting room rental
            and other    4,458         3,869          13,868          11,203
   Total revenues       67,329        60,236         200,292         173,178
OPERATING EXPENSES:
  Direct operating costs and expenses-
    Rooms               10,953        10,163          32,073          28,465
    Food and beverage   13,107        13,103          41,858          38,562
    Other                  704           644           2,154           1,799
  General, administrative
    and sales  expense  18,463        16,533          56,255          47,340
Repairs and maintenance  2,890         2,555           8,526           7,342
Depreciation and
    amortization         6,310         4,565          18,256          11,659
Total operating expenses52,427        47,563         159,122         135,167

INCOME FROM OPERATIONS  14,902        12,673          41,170          38,011
OTHER INCOME (EXPENSE)
  Interest income          570           840           1,790           3,442
  Interest expense and
     amortization of deferred
     financing fees     (9,109)       (7,124)        (28,538)        (22,572)
NET INCOME              $6,363        $6,389         $14,422         $18,881

                    See Notes to Consolidated Financial Statements


             JOHN Q. HAMMONS HOTELS, L.P.
       CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                   (000's omitted)

                  Contributed Capital      Partners Equity (Deficit)     Total
                    General Partner     General Partner  Limited Partner

BALANCE, December 29, 1995
 (audited)                 $96,436       ($85,373)      $23,082      $34,145

Distributions                --             --           (2,680)      (2,680)

Net income                   --             4,083        10,339       14,422

BALANCE, September 27, 1996
(unaudited)                 $96,436      ($81,290)      $30,741      $45,887

                         See Notes to Consolidated Financial Statements



                         JOHN Q. HAMMONS HOTELS, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                              (000's omitted)

                                                  Nine Months Ended
                                        September 27, 1996  September 29,1995
CASH FLOWS FROM OPERATING ACTIVITIES:       (Unaudited)          (Audited)
Net income                                      $14,422           $18,881

 Adjustments to reconcile net  income to cash
 provided  by  operating activities-
   Depreciation, amortization, and loan
        cost amortization                        19,596            12,169
Changes in certain assets and liabilities-
   Receivables                                      689            (1,040)
   Inventories                                      127               (29)
   Prepaid expenses and other                       870               909
  Accounts payable                                3,359            (2,592)
  Accrued expenses                               (1,153)           (3,302)
  Other obligations and deferred revenue           (462)            1,652
    Net cash provided by operating activities    37,448            26,648
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net      (92,742)          (92,733)
     Buy-out of minority interest                 --               (1,200)
Franchise fees and other                         (1,761)            2,220
Sale of marketable securities                    14,936            64,608
 Net cash used in investing activities          (79,567)          (27,105)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                       32,133            10,690
  Payments of notes payable to affiliates         --                 (547)
  Repayments of debt                             (1,068)           (3,037)
  Distributions                                  (2,680)           (4,804)
    Net cash provided by financing activities    28,385             2,302
Increase (decrease) in cash and equivalents     (13,734)            1,845

CASH AND EQUIVALENTS, beginning of period        41,777             9,712
CASH AND EQUIVALENTS, end of period             $28,043           $11,557

SUPPLEMENTAL  DISCLOSURE   OF   CASH FLOW
INFORMATION
CASH PAID FOR INTEREST,
   net of amounts capitalized                   $31,671           $28,365

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

The Partnership considers all operating cash accounts and money market investments with an original maturity of three months or
less to be cash equivalents.    Marketable securities  consist of
available-for-sale commercial paper and government agency obligations that mature or will be available for use in operations in 1996. These securities are valued at current market value, which approximates cost.


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




Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
The following discussion and analysis addresses results of operations for the three and nine months ended September 27, 1996 and September 29, 1995.

Total revenues increased to $67.3 million in the 1996 Three Months from $60.2 million in the 1995 Three Months, an increase of $7.1 million or 11.8%. Of the total revenues reported in the 1996 Three Months, 67.7% were revenues from rooms, 25.7% were revenues from food and beverage, and 6.6% were revenues from meeting room rental and other, compared with 66.6%, 27.0%, and 6.4%, respectively, during the 1995 Three Months.

Rooms revenues increased to $45.6 million in the 1996 Three Months from $40.1 million in the 1995 Three Months, an increase of $5.5 million or 13.6% due to increases in the total number of available rooms. Average room rates of Mature Hotels (open more than one year) increased to $74.83 in the 1996 Three Months from $72.11 in the 1995 Three Months, an increase of $2.72 or 3.8%. Occupancy of Mature Hotels decreased to 70.3% in the 1996
Three Months from 73.8% in the 1995 Three Months, a decrease of 3.5 percentage points. The lower occupancy was primarily due to the increased number of limited service rooms opening in the immediate market of some of the Partnership's owned hotels.

Food and beverage revenues increased to $17.3 million in the 1996 Three Months from $16.3 million in the 1995 Three Months, an increase of $1.0 million or 6.5%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $4.5 million in the 1996 Three Months from $3.9 million in the 1995 Three Months, an increase of $0.6 million or 15.2%. The increase was attributable to increased group business requiring meeting space as well as increased pricing.

Rooms operating expenses increased to $11.0 million in the 1996 Three Months from $10.2 million in the 1995 Three Months, an increase of $0.8 million or 7.8%. This expense represented 24.0% of rooms revenues in the 1996 Three Month period and 25.3% in the 1995 Three Month period.


Food and beverage operating expenses were $13.1 million in the 1996 and 1995 Three Months. As a percentage of food revenue these expenses decreased to 75.7% in the 1996 Three Months from 80.6% in the 1995 Three Months.

Other operating expenses increased to $0.7 million in the 1996
Three Months from $0.6 million in the 1995 Three Months, an increase of $0.1 million or 9.3%.

General, administrative and sales expenses increased to $18.5 million in the 1996 Three Months from $16.5 million in the 1995 Three Months, an increase of $2.0 million or 11.7%. The increased expenses were a result of expenses incurred on the six hotels opened during the second half of 1995.

Repairs and maintenance expenses increased to $2.9 million in the 1996 Three Months from $2.6 million in the 1995 Three Months, an increase of $0.3 million or 13.1%. The increase was a result of the Partnership's increased number of hotels open.


Depreciation and amortization expenses increased to $6.3 million in the 1996 Three Months from $4.6 million in the 1995 Three Months, an increase of $1.7 million or 38.2%. These expenses represented 9.4% of total revenues in the 1996 Three Months and 7.6% of total revenues in the 1995 Three Months. The increase was primarily due to the opening of six new hotels in the second half of 1995.


Income from Operations increased to $14.9 million in the 1996 Three Months from $12.7 million in the 1995 Three Months, an increase of $2.2 million or 17.6%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1996 quarter.

Interest income decreased to $0.6 million in the 1996 Three Months from $0.8 million in the 1995 Three Months, a decrease of $0.2 million or 32.1%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities because of amounts utilized for new construction.

Interest expense and amortization of deferred financing fees increased to $9.1 million in the 1996 Three Months from $7.1 million in the 1995 Three Months, an increase of $2.0 million or 27.9%. As a percentage of total revenues, this expense increased to 13.5% in the 1996 Three Months from 11.8% in the 1995 Three Months.

Net Income was $6.4 million in the 1996 and 1995 Three Months.
As a percentage of total revenues, it decreased to 9.5% in the 1996 Three Months from 10.6% in the 1995 Three Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached normal occupancy levels.

NINE MONTHS

Total revenues increased to $200.3 million in the 1996 Nine Months from $173.2 million in the 1995 Nine Months, an increase of $27.1 million or 15.7%. Of the total revenues reported in the 1996 Nine Months, 64.9% were revenues from rooms, 28.2% were revenues from food and beverage, and 6.9% were revenues from meeting room rental and other, compared with 65.1%, 28.4%, and 6.5%, respectively, during the 1995 Nine Months.

Rooms revenues increased to $129.9 million in the 1996 Nine
Months from $112.8 million in the 1995 Nine Months, an increase of $17.1 million or 15.2% as a result of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels increased to $74.58 in the 1996 Nine Months from $71.38 in the 1995 Nine Months, an increase of $3.20 or 4.5%. Occupancy of Mature Hotels decreased to 68.3% in the 1996 Nine Months from 71.1% in the 1995 Nine Months, a decrease of 2.8 percentage points. The lower occupancy was primarily due to the increased number of limited service hotels open in the immediate market area of some of the Partnership's owned hotels.

Food and beverage revenues increased to $56.5 million in the 1996 Nine Months from $49.2 million in the 1995 Nine Months, an increase of $7.3 million or 14.8%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $13.9 million in the 1996 Nine Months from $11.2 million in the 1995 Nine Months, an increase of $2.7 million or 23.8%. The increase was attributable to increased group business requiring meeting space as well as increased pricing.

Rooms operating expenses increased to $32.1 million in the 1996 Nine Months from $28.5 million in the 1995 Nine Months, an increase of $3.6 million or 12.7%. This expense represented 24.7% of rooms revenues in the 1996 Nine Month period and 25.2% in the 1995 Nine Month period.

Food and beverage operating expenses increased to $41.9 million in the 1996 Nine Months from $38.6 million in the 1995 Nine
Months, an increase of $3.3 million or 8.5%.

Other operating expenses increased to $2.2 million in the 1996
Nine Months from $1.8 million in the 1995 Nine Months, an increase of $0.4 million or 19.7%.

General, administrative and sales expenses increased to $56.3 million in the 1996 Nine Months from $47.3 million in the 1995 Nine Months, an increase of $9.0 million or 18.8%. The increased expenses were a result of expenses incurred on the six hotels opened during the second half of 1995.



Repairs and maintenance expenses increased to $8.5 million in the 1996 Nine Months from $7.3 million in the 1995 Nine Months, an increase of $1.2 million or 16.1%. The increase was a result of the Partnership's increased number of hotels open.

Depreciation and amortization expenses increased to $18.3 million in the 1996 Nine Months from $11.7 million in the 1995 Nine Months, an increase of $6.6 million or 56.6%. These expenses represented 9.1% of total revenues in the 1996 Nine Months and 6.7% of total revenues in the first Nine Months of 1995. The increase was primarily due to the opening of six new hotels in the second half of 1995.


Income from Operations increased to $41.2 million in the 1996
Nine Months from $38.0 million in the 1995 Nine Months, an increase of $3.2 million or 8.3%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the first Nine Months of 1996.

Interest income decreased to $1.8 million in the 1996 Nine Months from $3.4 million in the 1995 Nine Months, a decrease of $1.6 million or 48.0%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $28.5 million in the 1996 Nine Months from $22.6 million in the 1995 Nine Months, an increase of $5.9 million or 26.4%. As a percentage of total revenues, this expense increased to 14.2% in the 1996 Nine Months from 13.0% in the 1995 Nine Months.

Net Income decreased to $14.4 million in the 1996 Nine Months from $18.9 million in the 1995 Nine Months, a decrease of $4.5 million or 23.6%. As a percentage of total revenues, it decreased to 7.2% in the 1996 Nine Months from 10.9% in the 1995 Nine Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached normal occupancy level.

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

At September 27, 1996 the Partnership had $28.0 million of cash and equivalents, and also had $11.6 million of marketable securities, which represented a portion of the proceeds of the Note Offerings and Common Stock Offering of the General Partner.

Net cash provided by operating activities was $37.4 million for the first Nine Months of 1996 compared to $26.6 million at the end of
the first Nine Months of 1995, an increase of  $10.8 million.   A
majority of the increase was due to among others, increases in depreciation and amortization, fewer receivables due from construction reimbursements, and increases in construction payables at September 27, 1996.


The Partnership incurred net capital expenditures of $ 92.7 million during the first nine months of 1996 and 1995. Capital expenditures include expenditures for development of new hotels and capital improvements on existing hotel properties. During the remainder of 1996 the Partnership expects capital expenditures to total approximately $56 million, representing $6 million for capital improvements on existing hotels and $50 million for continued new hotel development.


The Partnership currently has eight hotels under construction.
The Partnership estimates that building and pre-opening costs of the these eight hotels will require aggregate funding of approximately $196 million from the Partnership (net of $84 million included in construction in progress at September 27, 1996).

In addition to the capital expenditures for the hotels under
construction,   the Partnership is at various stages in other new
hotel development. Capital requirements for the hotels under development are expected to be provided by (I) mortgage financing secured by the Owned Hotels which are unencumbered;
(ii) mortgage financing secured by the Hotels as described above; and (iii) contributions from third parties.

On July 15, 1996 the Partnership received a commitment for a
secured line of credit.   Borrowings under the secured line of credit
will mature three years from the date of closing and require quarterly principal payments commencing September 30, 1997.
Borrowings bear interest at LIBOR plus an applicable margin as defined in the credit agreement. The partnership pays a commitment fee of 0.375% per annum on the daily unused portion of the credit facility.

Including the secured line of credit the Partnership has received loan commitments for the projects planned and under construction in excess of $170 million.


The Partnership expects to fund development of new hotels
through limited partnerships in which the Partnership will be the general partner and a wholly owned corporate subsidiary of the
Partnership will be the limited partner.  As permitted by the
Indentures related to the 1994 Notes and 1995 Notes (the "1994 and 1995 Note Indentures"),  each of these entities  will be an
"Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Partnership to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note
Indentures.   All of the indebtedness of these entities will be
non-recourse to the Partnership. The Partnership believes that funding permitted under the 1994 and 1995 Note Indentures will be sufficient to meet its current development plans.


Based upon current plans relating to the timing of new hotel development, the Partnership anticipates that its capital resources will be adequate to satisfy its 1996 capital requirements for the currently planned projects and normal recurring capital improvement projects through the end of 1996 for hotels currently under construction and normal recurring capital improvement projects.

The Partnership accrued distributions of approximately $ 2.7 million
during the first Nine Months  of 1996 to its partners.   Distributions
by the Partnership to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.

Supplemental Financial Information Relating to the 1994 and 1995
Collateral Hotels
     The following tables set forth, as of September 27, 1996, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 Notes ("the 1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two,
L.P. ("L.P. Two"), and the Managed Hotels is provided.

                               Trailing 12 Months Ended September 27, 1996
                         _______       ________        __________    ______
                           1994         1995           Management     Total
                         Collateral   Collateral       Operations   Restricted
                           Hotels       Hotels           Group
                        -----------   -----------     ------------  ----------
                           (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues          $150,530   $ 60,540      $ 3,413(a)    $214,483

Operating Expenses:
 Direct operating costs and
    expenses                  58,577     23,951            --        82,528
 General, administrative,
     sales and management
     expenses (b)             41,348     18,111       (2,441)(c)     57,018
 Repairs and maintenance       6,309      2,864           --          9,173
 Depreciation and amortization10,012      4,721          106         14,839
   Total operating expenses  116,246     49,647       (2,335)       163,558

Income from operations     $  34,284 $  10,893       $ 5,748       $ 50,925
                             =======    =======       =======       ======
Operating Data:
Occupancy                      67.1%       68.2%
Average daily room rate       $76.44      $70.87
RevPAR                        $51.32      $48.31

                            12 Months Ended December  29, 1995
                        _______    ________     __________      ______
                           1994      1995        Management       Total
                      Collateral   Collateral    Operations     Restricted
                          Hotels     Hotels        Group
                        --------   ---------    ----------      --------
                         (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues          $149,486  $  60,001 $  1,733(a)     $211,220

Operating Expenses:
 Direct operating costs
     and expenses            60,431      23,973      --           84,404
 General, administrative,
     sales and management
     expenses (b)            40,767      17,933   (3,096)(c)      55,604
 Repairs and maintenance      6,194       2,745     --             8,939
 Depreciation and
      amortization            8,771       4,711       99          13,581
 Total operating expenses   116,163      49,362   (2,997)        162,528

Income from operations    $  33,323 $  10,639 $     4,730       $ 48,692
                            =======    =======    =======         ======
Operating Data:
Occupancy                        69.1%      70.1%
Average daily room rate         $73.94     $68.80
RevPAR                          $51.10     $48.26

---------------------------------------------------------
(a)Represents management revenues derived from the Owned Hotels owned by Two L.P. and the Managed Hotels.

(b)General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.

(c)General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.


Part II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

A lawsuit has been filed in the U.S. District Court of Arizona, CV
96-356 TUC JMR, against John Q. Hammons Hotels Two, L.P., a
Delaware limited partnership, and John Q. and Juanita K.
Hammons, husband and wife. The Second Amended Complaint was filed on August 5, 1996, by the Marshall Foundation, a not-for-profit Arizona corporation. The lawsuit arises out of a Ground
Lease by the Marshall Foundation to John Q. Hammons Hotels
Two, L.P., the performance of which is guaranteed by John Q. and Juanita K. Hammons. The Ground Lease requires Hammons to construct a hotel on the subject land and maintain and operate the hotel for a 99-year term.

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

Hammons has filed a counterclaim seeking declaratory relief with regard to whether it is complying with the terms of the Ground Lease between the parties and seeking monetary damages from the Marshall Foundation for the Foundation's wrongful interference with the rights of Hammons under the terms of the Ground Lease.
A partial settlement has been reached which postpones any further litigation until the hotel is completed.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed


SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri on the 8th day of November, 1996.


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


 By:   /s/  Mel J. Volmert               By:   /s/  Mel J. Volmert
      Mel J. Volmert                       Mel J. Volmert
      Executive Vice President and                Executive Vice President
      Chief Financial Officer                     and  Chief Financial Officer