Form 10-K
period 1997-01-03
HAMMONS JOHN Q HOTELS LP
filed 1997-04-03
CIK 916536

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 3, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________ to __________________

                      Commission File Number 033-73340-01

                         JOHN Q. HAMMONS HOTELS, L.P.
                  JOHN Q. HAMMONS HOTELS FINANCE CORPORATION
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II
          (Exact name of registrants as specified in their charters)

               Delaware                               43-1523951
               Missouri                               43-1680322
               Missouri                               43-1720400
       (State of organization)            (I.R.S. employer identification nos.)
     300 John Q. Hammons Parkway                        65806
               Suite 900                              (Zip Code)
         Springfield, Missouri
 (Address of principal executive offices)

Registrants' telephone number, including area code:  (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the Registrants (John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation) (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such
filing requirements for the past 90 days.   YES    X      NO         The
                                                -------      -------
Registrants (John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation) have been subject to the filing requirements since February 11, 1994. The Registrant (John Q. Hammons Hotels Finance Corporation II) has been subject to the filing requirements since January 10, 1996.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART I
Item 1.  Business.

          As used herein, the term "Company" means John Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries, collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only. As used herein, term "General Partner" means John Q. Hammons Hotels, Inc., a Delaware corporation, or Hammons, Inc., a Missouri corporation, the predecessor general partner of the Company. As used herein, the term "Finance Corp." means John Q. Hammons Hotels Finance Corporation, a wholly owned subsidiary of the Company which has nominal assets and does not conduct any operations, and Finance Corp. II means John Q. Hammons Hotels Finance Corporation II, each of which is co-obligor for the 1994 Notes and the 1995 Notes (as defined herein). As used herein, the term "Registrants" means John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation, collectively.

Overview

          The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns and manages 39 hotels located in 18 states, containing 9,666 guest rooms or suites (the "Owned Hotels"), and manages four additional hotels located in two states, containing 952 guest rooms (the "Managed Hotels"). The Company also owns eight upscale hotels under construction, which are scheduled to open during 1997 and 1998 (the "Scheduled Hotels"). The Company's existing 43 Owned Hotels and Managed Hotels (together the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets) and generally are near a state capitol, university, airport, convention center or corporate headquarters, plant or other major facility. The Managed Hotels are controlled and principally owned by Mr. John
Q. Hammons, founder of the Company, controlling stockholder of the General Partner and beneficial owner of substantially all of the LP Units of the Company. The Company earns fees for providing management services to the Managed Hotels pursuant to long-term management contracts. The Company has an option granted by Mr. Hammons and entities controlled by him to purchase each of the Managed Hotels.

          The Company's strategy is to expand its business primarily through (i) developing new hotels in growth market areas in which the Company believes it can establish a leading and sustainable market position and (ii) capitalizing on positive industry fundamentals by owning and operating its hotel portfolio. In implementing its development strategy, the Company works closely with local and state officials to develop hotels which meet business and social needs of the community and satisfy long-term demand for hotel rooms. The Company often benefits from development incentives provided by local governments and other organizations interested in ensuring the development of a quality hotel in their community. In addition, the Company engages in extensive analysis of target markets, customized design and selected pre-selling efforts. The Company's entire management team, including regional vice presidents, hotel managers, salespeople, design specialists and architects, is involved in the development of a hotel. The Company is evaluating development of a number of hotels in addition to the four Scheduled Hotels already under construction and plans to develop a number of additional hotels that are not yet under construction.

          The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, large groups or conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company's in-house design staff, and most contain an expansive multi-storied atrium, large indoor water falls, lush plantings and comfortable lounge areas. The Company believes that these design features enhance customer comfort and safety and increase the value perceived by the guest. In addition, the JQH Hotels typically include extensive meeting facilities that can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 28 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including convention facilities, in-house restaurants, cocktail lounges and room service, and contain an average of 265 rooms. The seven Embassy Suites JQH Hotels are upscale all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services and contain an average of 234 suites. The JQH Hotels also include three non-franchise hotels, one Radisson Plaza, one Hampton Inn & Suites, one Marriott, and one Days Inn. The non-franchise hotels have the word "Plaza" in their name and average 232 rooms. The Company has enjoyed strong performance from both the Holiday Inn and Embassy Suites brands and from its non-franchise hotels. The Company's franchise agreements do not preclude the Company from developing hotels under alternative brand names. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

          Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by a central management team. Five regional vice presidents are responsible for supervising a group of general managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale. The Company markets the JQH Hotels through its own internal sales force of approximately 250 employees. This sales force reacts promptly to local changes and market trends in order to customize programs to meet each hotel's competitive needs. The Company maintains national and local marketing programs through advertising created by its in-house marketing department. See" Operations".

          The Company's development strategy is to build hotels in underserved secondary and airport markets in which the Company believes it can establish a leading market position. The Company attempts to reduce the risks inherent in development through extensive analysis of target markets, customized design and selected pre-selling efforts. The Company's entire management team, including regional vice presidents, hotel managers, salespeople, design specialists and architects, is involved in the development of a hotel. In addition, the Company works closely with local and state officials to develop hotels which meet business and social needs of the community and satisfy long-term demand for hotel rooms. The Company often benefits from development incentives provided by local government and other organizations interested in ensuring the development of a quality hotel in their community.

          The General Partner conducts all of its business operations through the Company and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the General Partner, representing 70.88% of the combined voting power of both classes of the General Partner's Common Stock. The General Partner is the sole general partner of the Company through its ownership of all 6,336,100 general partner units (the "GP Units), representing 28.31% of the total equity in the Company. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Company. The 6,042,000 shares of the General Partner are listed on the New York Stock Exchange and represent 27.00% of the total equity of the Company, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent 73.00% of the total equity in the Company. Mr. Hammons is also the beneficial owner of 110,100 shares of Class A Common Stock.

          The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is
(417) 864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

Lodging Industry

          As an owner/operator of hotels, the Company believes that it is well positioned to benefit from the continuing recovery of the hotel industry. According to updated Smith Travel Research reports, strong increases in demand coupled with slower average increases in supply have allowed the industry to realize growing profitability and improvements in key operating statistics including occupancy, room rates and revenue per available room ("RevPAR"). As shown in the following table, from 1995 to 1996, growth in hotel rooms rented has outpaced growth in rooms available by a ratio of more than 1.4 to 1.0 This trend of demand growth outpacing supply growth is allowing the industry to absorb the hotel oversupply brought on by the building activities of the 1980's, when approximately 7,000 hotels with 900,000 rooms were built due to the greater availability of financing and tax incentives then available.

          Because demand for hotel rooms has grown faster than the supply of hotel rooms over the past two years, occupancy has improved to 65.7% in 1996 from 64.7% in 1994, while average daily room rates have increased to $71.66 in 1996 from $64.24 in 1994, an increase of 11.6%. These most recent increases in occupancy and average daily room rate resulted in 7.7% growth in RevPAR from 1995 to 1996. The Company expects these trends in demand and supply and their corresponding impact on occupancy, room rates and RevPAR to have a positive impact on industry profitability over the next few years. The following table sets forth (i) the average occupancy for 1995 and 1996, (ii) the average daily room rate for 1995 and 1996, and (iii) the percentage change from 1995 to 1996 in room revenue, rooms available, and rooms rented, including a breakdown by price and by property location:

Lodging Industry Profile

                                                      Average
                                                      -------
                               Occupancy             Room Rate             % Change 1995-96
                               ---------             ---------             ----------------
                            1995       1996       1995       1996       Room     Rooms     Rooms
                            ----       ----       ----       ----       ----     -----     -----
                                                                      Revenue  Available   Rented
                                                                      -------  ---------   ------
Segment:
U.S. Industry.............  65.1%      65.7%    $ 67.17    $ 71.66      10.0%     2.3%      3.1%

By price:
 Luxury...................  72.2%      73.4%    $117.70    $125.96      10.3%     1.4%      3.0%
 Upscale..................  68.4       68.4       81.17      85.54       9.0      3.4       3.4
 Mid-Price................  66.3       66.3       61.50      65.63      10.2      3.3       3.3
 Economy..................  62.5       62.6       47.87      51.01       9.1      2.3       2.4
 Budget...................  61.7       61.7       36.27      38.48       6.9       .7       0.7

By property location:
 Urban....................  67.9%      69.2%    $ 94.01    $102.15      11.8%     0.9%      2.9%
 Suburban.................  65.7       65.8       60.80      64.59       9.9      3.2       3.4
 Airport..................  70.8       71.2       66.20      71.01       9.0      1.1       1.6
 Highway..................  62.7       62.0       48.03      50.73       7.5      3.0       1.8
 Resort...................  68.6       70.1      103.82     107.72       8.4      0.3       2.5

-----------------------
Source: Smith Travel Research Lodging Outlook

  The Company believes JQH Hotels are primarily in the Upscale Segment by price and the Suburban Segment by property location in terms of the above table. Upscale is defined as a full-service hotel (meaning the hotel has a restaurant and lounge) which has average published rates between the 70th percentile and the 85th percentile in its market. In 1996, upscale hotels had an average room rate of $85.54. For purposes of the above table, suburban is defined as lodging properties located in the suburban area of a metropolitan market or in a city not large enough to be considered urban. Most of the JQH Hotels are located in secondary markets, which the Company believes constitute suburban locations.

   Comparing the current performance of the JQH Hotels with segment and industry averages, the Company believes that it is well positioned both within those segments displaying significant growth and within an improving lodging industry.

Strategy

  The Company's strategy is to own and operate a geographically diverse portfolio of upscale hotels and to develop, own and operate new hotels in targeted markets that have the demographic and business characteristics which fit the Company's market profile. The Company's management believes that this strategy enhances revenues, cash flow and profitability while simultaneously providing opportunity for expansion. Specifically, the Company's strategy employs the following four tenets:

  Preeminence in Growth Markets. The Company owns, manages and develops hotels almost exclusively in growth market areas. In seeking to be the preeminent quality provider in its selected growth markets, the Company frequently develops upscale hotels in underserved markets that, due to their size and demographics, are not expected to support a competitor hotel of similar caliber. Once the particular market has been selected, the Company's in-house design and architectural team designs a hotel expressly suited to that particular market's business and social needs. The equal emphasis on quality and design efficiency permits the Company to deliver value to the guest in a market where competing hotels do not offer the same level of facilities or quality of service.

  Before entering a market, the Company thoroughly researches the demographics of the market to ensure the presence of strong demand attributes. For example, many of the JQH Hotels are located in state capitols or in cities affiliated with a university, convention center or corporate headquarters, plant or other major facility. The high traffic nature of such locations helps provide the Company with a reliable source of customers throughout the year, while the population size reduces the likelihood of a second competitor of similar quality. The Company also enhances a market's demand by coordinating hotel development with local civic leaders on downtown revitalization projects. Often, civic leaders seek the Company's support in providing the community with an increased supply of quality hotel rooms. In the same manner, the Company has formed alliances with other developers on development projects which include a demand generating factor such as a trade or convention center together with the Company's hotel.

  High Quality Product at an Affordable Price. The Company provides high-quality, affordably priced accommodations within its markets. The Company's hotels are often the highest quality hotel in their respective markets. By providing full service in an appealing atmosphere and amenities typically exceeding those offered by local competitors, the Company is able to attract a broad range of guests who desire the look and feel of an upscale hotel, and are willing to pay the associated premium rate for that market. The Company believes that this broad range of customers includes both business and leisure travelers who are looking for affordable accommodations with the atmosphere and amenities of an upscale hotel. To solicit and retain the business of these guests, the Company designs, owns and manages hotels with multi-storied atrium lobbies, well furnished rooms, attractive restaurants and expansive meeting and convention space, emphasizing quality and efficiency in order to maximize the value perceived by the guest.

  Owner/Operator of Hotels. The Company believes that its ownership interest in hotels results in product quality and service at a consistently higher level than that of its competitors, which are often operated by third-party management companies. The Company's ownership and management of its properties permits immediate integration of new services and allows the Company to directly control expansion, affect pricing and execute other marketing decisions on a regional and local basis without the time delay of consulting third-party owners or management companies. The combined ownership/management of the JQH Hotels has the advantage of significant economies of scale which increases the ability to control costs and allocate resources efficiently among the JQH Hotels. The Company intends to continue to be an owner/operator of hotels instead of strictly an operator because of the existing competitive hotel management market.

  Multiple Trade Names. The Company's franchising agreements with Holiday Inn and Embassy Suites provide the Company with the flexibility to develop properties either with those well known trade names, the Company's own Plaza name or with other hotel trade names, whichever is best suited for each local market's demand characteristics. As the Company develops hotels, it considers using the trade names with which it has had success as well as others in order to best meet the demand characteristics of the target market.

Development

  The Company believes that it is one of the leading developers of full service hotels and its status creates significant opportunities to identify markets in need of a full service hotel. The Company believes that given the current lack of new full service hotels under construction, it can continue to capitalize on attractive development projects over the next few years. The Company plans to build hotels that meet its strict development criteria, which consists of the following elements:

  Target Growth Market Areas. The Company's market focus is underserved secondary and airport market areas which typically contain a state capitol, university, convention center or corporate headquarters, plant or other major facility. The Company targets markets that exhibit strong demand attributes. When considering a market, the Company analyzes the demographics of the area, marketability of the property, competition, traveler traffic and surrounding complementary facilities.

  Maximize Return on Development. The Company seeks to leverage its past development success by obtaining favorable land, tax and other financial concessions from state and local governments attempting to attract the Company to develop hotels in their local markets. Such incentives often permit the Company to invest less capital into a new hotel, thereby increasing the Company's return on investment. In many cases, local sponsors anticipate that a new hotel developed by the Company will stimulate business and tourist travel to the region thereby providing additional demand for the new hotel. In addition, the Company estimates the hotel's premium potential, in terms of price per room, so that it may decide which brand name (Embassy Suites, Holiday Inn, other franchise name or no franchise) will best fit the market's demand characteristics and therefore maximize the economic return on the project. The Company's sales force begins pre-selling efforts for a new hotel up to 12 months prior to opening.

  Build Rather than Buy. The Company prefers to build new hotels rather than buy existing hotels. Management believes it is both better able to provide value to the consumer and realize a higher return on capital for four reasons: (i) the Company is better positioned to precisely meet the demand characteristics of a specific market; (ii) the Company avoids the expense and time delay of correcting existing limitations of an older hotel; (iii) the Company can design and implement the latest safety features which are often incompatible with older designs; and (iv) the Company's growth plan is not dependent on the hotel acquisition market. The Company maintains an in-house architecture staff which

(i) drafts plans for proposed hotels that provide design efficiencies inherent in building rather than buying and (ii) focuses on the cost to build a hotel complementary to the local market and aesthetically pleasing to the community. The Company's entire management team, including regional vice presidents, hotel managers, salespeople, design specialists and architects, is involved in the development and design of a new hotel to ensure that each hotel is built to best serve guests and meet the operational needs of the hotel staff.

  The Company plans to continue expanding into targeted markets where it believes it can establish a leading market position. The following table sets forth information as to the eight Scheduled Hotels:

                                             Number of
                                             ---------
Location                   Franchise/Name   Rooms/Suites  Description                Stage of Development
--------                   --------------   ------------  -----------                --------------------
Omaha, NE...............   Embassy Suites       249       Atrium; Convention Center  Construction commenced;
                                                                                     1/97  opening

Kansas City, MO.........   Homewood Suites      120       Extended stay              Construction commenced
                                                                                     6/97 expected opening

Branson, MO.............   Resort               301       Atrium; Convention Center  Construction commenced;
                                                                                     6/97 expected opening

Raleigh Durham, NC......   Embassy Suites       279       Atrium; Convention Center  Construction commenced;
                                                                                     10/97 expected opening

Little Rock, AR.........   Embassy Suites       250       Atrium; Convention Center  Construction commenced;
                                                                                     10/97 expected opening

Charleston, WV..........   Embassy Suites       253       Atrium; Convention Center  Construction commenced;
                                                                                     11/97 expected opening

Tampa, FL...............   Embassy Suites       301       Atrium; Convention Center  Construction commenced;
                                                                                     12/97 expected opening

World Golf Village, FL..   Resort               300       Atrium; Convention Center  Construction commenced;
                                                                                     5/98 expected opening

          The Company is currently evaluating development of a number of hotels in addition to the Scheduled Hotels already under construction.

          Because of the Company's reputation as a market leader that develops upscale, full-service, convention type hotels, community leaders frequently initiate contact with the Company regarding potential hotel development in their localities. When responding to those contacts, the Company applies strict evaluation criteria, which includes market demographics, existing competition, community participation, projected investment return, and the relative attractiveness of the potential hotel development as compared with other hotel developments then being considered by the Company. Accordingly, the Company frequently declines potential hotel developments because they do not meet the Company's development criteria or because more favorable opportunities present themselves to the Company.

          Although the Company has in the past chosen to develop rather than acquire existing hotels, the Company may in the future acquire hotels if suitable opportunities arise. The Company is approached from time to time by third-party hotel owners seeking to sell or buy hotels. The Company would evaluate each offer and base its decision on the market location, capital required, and return on investment alternatives. The Company continually monitors its portfolio for under performing hotels which are then evaluated for potential sale based on investment considerations.

Operations

          Management of the JQH Hotels network is coordinated by the central management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through five regional vice presidents responsible for guiding the general managers of each JQH Hotel in day-to-day operations.

          Central management utilizes information systems that track each JQH Hotel's daily occupancy, average room rate, and rooms and food and beverage revenues. Contracted business is tracked for each hotel individually five years into the future using the Company's sales projection and usage reporting system. By having the latest information available at all times, management is better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each JQH Hotel. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

          Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 43 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging off of the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies.

          Regional management constantly monitors each JQH Hotel to verify that the Company's high level of operating standards are being met. The Embassy Suites, Marriott, and Holiday Inn chains maintain rigorous inspection programs in which chain representatives visit their respective JQH Hotels (typically 2 or 3 times per year) to evaluate the product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

Sales and Marketing

          The Company's marketing strategy is to market the JQH Hotels both through national and local marketing programs. There are local sales managers and a director of sales at each of the JQH Hotels. While the Company generally utilizes the same major campaign concept throughout the country, it makes periodic modifications to the concept in order to address differences and maintains a sales organization structure based on market needs and local preferences. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for the developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three developmental phases.

          The Company's core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. The Company believes that business travelers are attracted to the JQH Hotels because of their convenient locations in state capitals, their proximity to airports or corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and the high level of service relative to other hotel operators serving the same secondary or airport markets. The Company's sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in the Company's operating regions. The Company also targets groups and conventions attracted by a JQH Hotel's proximity to convention or trade centers (often adjacent). JQH Hotels' group meeting logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. The Company believes that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, the

Company's targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of the Company's atrium hotel appealing.

          The Company advertises primarily through direct mail, magazine publications, directories, and newspaper advertisements, all of which focus on value delivered to and perceived by the guest. The Company has developed in-house marketing materials including professional photographs and written materials that can be mixed and matched to appeal to a specific target group (business traveler, vacationer, religious group, reunions, etc.). The Company's marketing efforts focus primarily on business travelers who account for approximately 50% of the rooms rented in the JQH Hotels.

          The Company's Holiday Inn and Embassy Suites affiliated hotels utilize the centralized reservation systems of its franchisors, Holiday Inn and Embassy Suites, which the Company believes are among the more advanced reservation systems in the hotel industry. The Holiday Inn "Holidex" and the Embassy Suites "Suitefinder" reservation systems receive reservation requests entered on (i) terminals located at all of their respective franchises, (ii) reservation centers utilizing 1-800 phone access and (iii) through several major domestic airlines. Such reservation systems immediately confirm reservation or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. The Company believes that these systems are effective in directing customers to the Company's Holiday Inn and Embassy Suites affiliated hotels.

Franchise Agreements

          The Company has entered into non-exclusive franchise licensing agreements (each a "Franchise Agreement") with Holiday Inn and Embassy Suites, which franchisors the Company believes are two of the most successful brands in the hotel industry. Each of Holiday Inn and Embassy Suites are referred to herein individually and as applicable as the "Franchisor". The term of the individual Franchise Agreement for each respective hotel typically is 20 years. The Franchise Agreement allows the Company to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of the Franchise Agreement allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. While the Company currently has a good relationship with Holiday Inn and Embassy Suites, there can be no assurance that a desirable replacement would be available if any of the Franchise Agreements were to be terminated.

          Holiday Inn. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Holiday Inns service mark and computerized reservation network. The Franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. Monthly fees paid by the Company are based on a certain percentage of gross revenues attributable to room rentals plus marketing and reservation contributions which are also a certain percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option available in the 15th year.

          Embassy Suites. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Embassy Suites service mark and computerized reservation network. The Franchisor maintains the exclusive right to improve and change the reservation system for the purpose of making it more efficient, economical, and competitive. Monthly fees paid by the Company are based on a certain percentage of gross revenues attributable to suites rentals plus marketing and reservation contributions which are also a certain percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option available in the 18th year.

          Other Franchisors. The franchise agreements with other franchisors not listed above are similar in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and term of agreement vary based on specific negotiations with the franchisor.

Competition

          Each of the JQH Hotels competes in its market area with numerous full service lodging brands, especially in the Upscale Segment, and with numerous other hotels, motels and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Holiday Inn, Ramada Inns, Radisson Inns, Comfort Inns, Hilton Hotels and Red Lion Inns are direct competitors of the JQH Hotels in their respective markets. There is, however, no single competitor or group of competitors of the JQH Hotels that is consistently located nearby and competing with most of the JQH Hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

Regulations and Insurance

          General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. The Company believes that all necessary permits and approvals to operate the Scheduled Hotels will be obtained in the ordinary course of business. Umbrella, property, auto, commercial liability and worker's compensation insurance are provided to the JQH Hotels under a blanket policy. Insurance expense for the JQH Hotels was approximately $5.5 million, $5.8 million and $6.3 million in 1994, 1995 and 1996, respectively. The Company believes that the JQH Hotels are adequately covered by insurance.

          Americans with Disabilities Act. The JQH Hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act ("ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the JQH Hotels where such removal is readily achievable. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of the expense required to make any changes required by the ADA and believes that such expense will not have a material adverse effect on the Company's financial condition or results of operations. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than the Company anticipates, the Company could be adversely affected. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

          Asbestos Containing Materials. Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials ("ACMs") when ACMs are in poor condition or in the event of building remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury associated with ACMs. Based on prior environmental assessments, seven of the Owned Hotels contain ACMs and four of the Owned Hotels may contain ACMs, generally in sprayed-on ceiling treatments or in roofing materials. However, no removal of asbestos from the Owned Hotels has been recommended, and the Company has no plans to undertake any such removal, beyond removal that has already occurred. The Company believes that the presence of ACMs in the Owned Hotels will not have a material adverse effect on the Company, but there can be no assurance that this will be the case.

          Environmental Regulation. The JQH Hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any material environmental liability.

Employees

          The Company employs approximately 5,200 full-time employees approximately 350 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management
          The following is a biographical summary of the experience of the executive officers and other key officers of the General Partner:

          Jacqueline A. Dowdy has been the Secretary and a director of the General Partner since 1989. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several affiliates of the General Partner.

          John D. Fulton is Vice President, Design and Construction of the General Partner. He joined the General Partner in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas where he had been Director of Design and Purchasing for ten years.

          John Q. Hammons is the Chairman, Chief Executive Officer, and a director of the General Partner and the founder of the Company. Mr. Hammons has been actively engaged in the acquisition, development and management of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has individually developed 75 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

          David B. Jones is the President, Chief Operating Officer and a director of the General Partner. Mr. Jones has been President and a director of the General Partner since February 1993. From 1992 until joining the General Partner, Mr. Jones was Chief Executive Officer of Davidson Hotel Partnership, a Memphis-based hotel management company. Prior to 1992, Mr. Jones was President and Chief Executive Officer of Homewood Suites, Inc., a subsidiary of The Promus Companies Incorporated, which also then owned Holiday Inns, Inc. Mr. Jones began his career in the hotel industry with Holiday Inns, Inc. in 1966. While with Holiday Inns, Inc., Mr. Jones held the positions of Senior Vice President of Franchise and Senior Vice President of Development. He is a former board member of the American Hotel and Motel Association.

          Glenn R. Malone is Senior Vice President, Financial Planning and Corporate Development, of the General Partner since April 1993. From 1989 until 1993, he served as Senior Manager, Operations Support for the national chains operated by Hampton Inns, Inc. and Homewood Suites, Inc. (each a subsidiary of The Promus Companies Incorporated). Mr. Malone held the position of Manager, Finance and Administration for Embassy Suites, the national chain, from 1988 through 1989. Beginning in 1978 through the end of 1987, he held various accounting, financial, and operations positions at Holiday Inns, Inc.

          Steven E. Minton is Senior Vice President, Architecture, of the General Partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior to that time Mr. Minton was a project architect with the firm of Pellham and Phillips working on various John Q. Hammons projects.

          Debra M. Shantz is Corporate Counsel of the General Partner. She joined the General Partner in May 1995. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C., a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

          Pat A. Shivers is Senior Vice President, Administration and Control, of the General Partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management of Winegardner & Hammons, Inc., a hotel management company.

          Mel J. Volmert is Executive Vice President, Finance, Chief Financial Officer, Treasurer and a director of the General Partner. He joined the General Partner in January 1994. Prior thereto, Mr. Volmert was a partner of Baird, Kurtz & Dobson, a public accounting firm which serves as Mr. Hammons' personal accountants. Mr. Volmert had been with that firm for over five years.





          Lawrence A. Welch has been Vice President, Food and Beverage, of the General Partner since March 1994. Prior to joining the General Partner, Mr. Welch worked in the Food and Beverage division with Davidson Hotel Company for ten years.

Item 2. Properties.

          The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1996, the Company made aggregate annual lease payments of approximately $220,000 to such Missouri general partnership. The Company leases the real estate on which two of the Company's hotels are being built from John Q. Hammons. These leases are more fully described in item 13 "Certain Relationships and Related Transactions". The Company owns the land on which 33 of the Owned Hotels are located, while six of the Owned Hotels are subject to long-term ground leases.

Description of Hotels

          General

          The JQH Hotels are located in 18 states and contain a total of 10,618 rooms. Each of the JQH Hotels has an average of 247 guest rooms or suites. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names, as well as with non-franchise affiliated names. The average sizes of a Holiday Inn hotel room and an Embassy Suites suite are 350 square feet and 545 square feet, respectively. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

          Each of the JQH Hotels is individually designed by the in-house design staff. Thirty-two of the JQH Hotels contain an expansive multi-storied atrium, large indoor water falls, lush plantings and comfortable lounge areas. In addition to the visual appeal, the Company believes that an atrium design in which each of the hotel's room doors face into the atrium, combined with glass elevators, achieves a greater level of security for all guests. The Company believes this safety factor is particularly relevant to women, who represent a growing portion of its business clientele. The JQH Hotels also appeal to fitness conscious guests as all of the JQH Hotels have at least one swimming pool and 32 of the JQH Hotels have exercise facilities.

          The JQH Hotels provide customers with access to an average of 13,000 square feet of meeting and/or convention space providing average capacity for approximately 1,200 meeting attendees. In addition, 15 JQH Hotels are located adjacent to convention or trade centers which have an average of approximately 40,000 square feet of meeting space providing average capacity for approximately 3,600 meeting attendees. The Company believes that the presence of adjacent convention centers provides incremental revenues for its hotel rooms, meeting facilities and catering services. The Company believes that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests.

          Each of the JQH Hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. The Company generally chooses not to lease out the restaurant business to third-party caterers or vendors since it considers the restaurant business as an important component of securing convention business. All of the restaurants in the JQH Hotels are owned and managed by the Company specifically to maintain direct quality control over a vital aspect of the convention and hotel business. The Company also derives significant revenue and operating profit from food and beverage sales due to its ownership and management of all of the restaurants in the JQH Hotels. The Company believes that its food and beverage sales are more profitable than its competitors due to the amount of catering business provided to convention and other meetings at the Owned Hotels.

          The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $21.9 million in 1994, 1995 and 1996 on the Owned Hotels. During 1997, the Company expects to spend approximately $19 million on refurbishment of the Owned Hotels.

          Owned Hotels

          The Owned Hotels consist of 39 hotels, which are located in 18 states and contain a total of 9,666 guest rooms or suites. The following table sets forth certain key operating statistics for the Mature Owned Hotels (hotels open over one year):

                                                                                    Average                  Room Revenue
                                                                                    -------                  ------------
                                                              Average                Daily                  Per Available
                                                              -------                -----                  -------------
Period                                                       Occupancy              Room Rate                 Rooms (a)
------                                                       ---------              ---------                 ---------
Holiday Inn:
 Fiscal Year 1994..........................................    67.6%                  $64.47                      $43.60
 Fiscal Year 1995..........................................    67.2                    67.00                       45.04
 Fiscal Year 1996..........................................    64.3                    69.51                       44.69

Embassy Suites:
 Fiscal Year 1994..........................................    72.2%                  $88.76                      $64.11
 Fiscal Year 1995..........................................    75.5                    93.79                       70.85
 Fiscal Year 1996..........................................    73.4                    99.52                       73.01

Non-Franchise Hotels:
 Fiscal Year 1994..........................................    70.7%                  $68.51                      $48.47
 Fiscal Year 1995..........................................    72.9                    69.45                       50.63
 Fiscal Year 1996..........................................    67.4                    70.06                       47.19

---------------------------
(a) Total room revenue divided by number of available rooms. Available rooms represents the number of rooms available for rent multiplied by the number of days in the period presented.

      The following table sets forth certain information concerning location,franchise/name, number of Number of rooms/suites, description and opening date for each Owned Hotel:

                                                             Number of
                                                             ---------
Location                     Franchise/Name                 Rooms/Suites          Description                    Opening Date
--------                     --------------                 ------------          -----------                    ------------
Montgomery, AL               Embassy Suites                     237        Atrium:                                  8/95
                                                                           Meeting Space:    15,000 sq. ft.(c)
Fort Smith, AR(a)            Holiday Inn                        255        Atrium;                                  5/86
                                                                           Meeting Space:    15,000 sq. ft.
Springdale, AR               Holiday Inn                        206        Atrium;                                  7/89
                                                                           Meeting Space:    18,000 sq. ft.
                                                                           Convention Ctr:   29,280 sq. ft.
Springdale, AR               Hampton Inn & Suites               102        Meeting Space        400 sq. ft.        10/95
Tucson, AZ                   Holiday Inn                        299        Atrium;                                 11/81
                                                                           Meeting Space:    14,000 sq. ft.
Tucson, AZ                   Marriott                           250        Atrium;                                 12/96
                                                                           Meeting Space:    11,500 sq. ft.
Bakersfield, CA              Holiday Inn Select                 259        Meeting Space      9,735 sq. ft.(c)      6/95
Fresno, CA(a)                Holiday Inn                        210        Meeting Space:     5,000 sq. ft.        12/73
Fresno, CA                   Holiday Inn (Centre Plaza)         321        Atrium;                                 10/83
                                                                           Meeting Space:    16,000 sq. ft.(c)
Monterey, CA                 Embassy Suites                     225        Meeting Space     13,700 sq. ft.        11/95
Sacramento, CA               Holiday Inn                        364        Meeting Space:     9,000 sq. ft.         8/79
San Francisco, CA            Holiday Inn                        279        Meeting Space:     9,000 sq. ft.         6/72
Denver, CO(a)                Holiday Inn (International         256        Atrium;                                 10/82
                             Airport)                                      Trade Center:     66,000 sq. ft.(b)
Denver, CO                   Holiday Inn (Northglenn)           236        Meeting Space:    20,000 sq. ft.        12/80
Fort Collins, CO             Holiday Inn                        259        Atrium;                                  8/85
                                                                           Meeting Space:    12,000 sq. ft.
Cedar Rapids, IA             Collins Plaza                      221        Atrium;                                  9/88
                                                                           Meeting Space:    11,250 sq. ft.
Davenport, IA                Radisson                           223        Meeting Space      7,800 sq. ft.(c)     10/95
Des Moines, IA               Embassy Suites                     234        Atrium;                                  9/90
                                                                           Meeting Space:    13,000 sq. ft.
Des Moines, IA               Holiday Inn                        288        Atrium;                                  1/87
                                                                           Meeting Space:    15,000 sq. ft.
Joliet, IL                   Holiday Inn                        200        Meeting Space:     5,500 sq. ft.         3/71
Bowling Green, KY            University Plaza                   219        Meeting Space:     4,000 sq. ft.(c)      8/95
Jefferson City, MO           Capitol Plaza                      255        Atrium;                                  9/87
                                                                           Meeting Space:    14,600 sq. ft.
Joplin, MO                   Holiday Inn                        264        Atrium;                                  6/79
                                                                           Meeting Space:     8,000 sq. ft.

                                                                           Trade Center:     32,000 sq. ft.(b)
Kansas City, MO(a)           Embassy Suites                     236        Atrium;                                  4/89
                                                                           Meeting Space:    12,000 sq. ft.
Springfield, MO              Holiday Inn                        188        Atrium;                                  9/87
                                                                           Meeting Space:     3,020 sq. ft.
Billings, MT                 Holiday Inn                        315        Atrium;                                 10/72
                                                                           Meeting Space:    15,000 sq. ft.
                                                                           Trade Center:     30,000 sq. ft.(b)
Reno, NV                     Holiday Inn                        286        Meeting Space:     8,700 sq. ft.         2/74
Albuquerque, NM              Holiday Inn                        311        Atrium;                                 12/86
                                                                           Meeting Space:    12,300 sq. ft.
Greensboro, NC(a)            Embassy Suites                     221        Atrium;                                  1/89
                                                                           Meeting Space:    10,250 sq. ft.
Greensboro, NC(a)            Homewood Suites                    104        Extended stay                            8/96
Portland, OR(a)              Holiday Inn                        286        Atrium;                                  4/79
                                                                           Trade Center:     37,000 sq. ft.(b)
Columbia, SC                 Embassy Suites                     214        Atrium;                                  3/88
                                                                           Meeting Space:    13,000 sq. ft.
Greenville, SC               Embassy Suites                     268        Atrium;                                  4/93
                                                                           Meeting Space:    20,000 sq. ft.
Beaumont, TX                 Holiday Inn                        253        Atrium;                                  3/84
                                                                           Meeting Space:    12,000 sq. ft.
Houston, TX(a)               Holiday Inn                        288        Atrium;
                                                                           Meeting Space:    14,300 sq. ft.        12/85
Lubbock, TX                  Holiday Inn (Civic Center)         293        Atrium;
                                                                           Meeting Space:     7,000 sq. ft.(c)      9/82
Lubbock, TX                  Holiday Inn                        202        Atrium;
                                                                           Meeting Space:    24,000 sq. ft.        10/85
Madison, WI                  Holiday Inn                        295        Atrium;
                                                                           Meeting Space:    15,000 sq. ft.        10/85
                                                                           Convention Ctr:   50,000 sq. ft.(b)
Cheyenne, WY                 Holiday Inn                        244        Meeting Space:    12,000 sq. ft.         6/81

---------------------------
(a)  Airport location

(b) The trade or convention center located adjacent to hotel is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.

(c)  Large civic center is located adjacent to hotel.


       Managed Hotels

       The Managed Hotels consist of four hotels (three Holiday Inns and one Days Inn), are located in two states (Missouri and South Dakota), and contain a total of 952 guest rooms. Mr. Hammons directly owns three of these four hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Daniel L. Earley, a director of the Company, each own a 25% interest in this entity. The Managed Hotels contain an average of 238 rooms per hotel and two of the Managed Hotels have an atrium. There is a convention and trade center adjacent to two of the Managed Hotels.

       The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishments and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns an average annual management fee of 3.0% of the hotel's gross revenues. Each of the Managed Hotel management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

Item 3. Legal Proceedings.

  The Tucson lawsuit previously disclosed in the Company's 10-Q is in the final stages of settlement on terms which will call for the Company to spend a nominal amount for additional improvements to the Tucson hotel.

  The Company is not presently involved in any litigation which if decided adversely to the Company would have a material effect on the Company's financial condition. To the Company's knowledge, there is no litigation threatened other than routine litigation arising in the ordinary course of business which would be covered by liability insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                    PART II

Item 5.  Market for  Registrant's Common Equity and Related Shareholder Matters.

         Not Applicable.

Item 6.  Selected Financial Data

  The selected consolidated financial information of the Company for the 1992, 1993, 1994, 1995 and 1996 Fiscal Years has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The information presented below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Company's fiscal year ends on the Friday nearest December 31. Consequently, the Company's 1996 Fiscal Year included 53 weeks of operations while the 1992, 1993, 1994 and 1995 Fiscal Years included 52 weeks of operations.

                                                                   Fiscal Year Ended
                                                                   -----------------
                                                           1992         1993            1994         1995           1996
                                                           ----         ----            ----         ----           ----
                                                                 (Dollars in thousands, except operating and per share data)
Statement of operations data:
Revenues:
 Rooms(a)............................................   $ 124,102     $ 130,754      $ 137,387     $ 148,432      $ 171,206
 Food and beverage...................................      67,573        67,748         65,308        70,840         79,580
 Meeting room rental and other(b)....................      10,962        12,360         13,998        15,907         18,061
                                                        ---------     ---------      ---------     ---------      ---------
Total revenues.......................................     202,637       210,862        216,693       235,179        268,847
                                                        ---------     ---------      ---------     ---------      ---------
Operating expenses:
 Direct operating costs and expenses (c)
  Rooms..............................................      31,525        33,189         34,413        38,543         43,610
  Food and beverage..................................      52,759        51,772         49,721        54,228         57,956
  Other..............................................       2,250         2,225          2,397         2,521          2,929
 General, administrative, sales and
  management expenses(d)(e)..........................      53,503        57,097         57,981        64,234         74,646
 Repairs and maintenance.............................       7,988         9,624          9,888        10,131         11,528
 Depreciation and amortization.......................      14,365        14,153         13,975        18,346         24,034
                                                        ---------     ---------      ---------     ---------      ---------
 Total operating expenses............................     162,390       168,060        168,375       188,003        214,703
                                                        ---------     ---------      ---------     ---------      ---------
Income from operations...............................      40,247        42,802         48,318        47,176         54,144
Interest expense and amortization of
 deferred financing fees, net........................      30,127        27,412         32,932        28,447         35,620
                                                        ---------     ---------      ---------     ---------      ---------
Income before extraordinary item(f)..................      10,120        15,390         15,386        18,729         18,524
                                                        =========     =========      =========     =========      =========
Other data:
 EBITDA(g)...........................................   $  54,612     $  56,955      $  62,293     $  65,522      $  78,178
 Net cash provided by operating activities...........      26,674        32,341         46,107        44,037         72,052

 Net cash used in investing activities...............     (11,388)       (9,259)      (149,510)      (78,085)      (136,296)
 Net cash provided by (used in) financing
  activities.........................................     (15,234)      (17,742)       104,884        66,113         68,916
Margin and ratio data:
EBITDA margin (% of total revenue)(g)................        27.0%         27.0%          28.8%         27.9%          29.1%
Earnings to fixed charges ratio(h)...................        1.33x         1.55x          1.42x         1.39x          1.26x
Operating data:
Owned Hotels:
 Number of hotels....................................          30            31             31            37             39
 Number of rooms.....................................       7,786         8,054          8,054         9,312          9,666
 Average occupancy (mature hotels)...................        67.9%         68.7%          68.5%         68.8%          65.9%
 Average daily room rate (mature hotels).............   $   64.50     $   65.63      $   68.45     $   71.44      $   74.47
 Average daily room revenue per
  available room (mature hotels)(i)..................   $   43.79     $   45.11      $   46.88     $   49.13      $   49.11
 Increase in yield(j)................................         6.3%          3.0%           3.9%          4.8%         --
Balance sheet data:
Total assets.........................................   $ 299,640     $ 297,599      $ 443,044     $ 542,371      $ 658,072
Total debt, including current portion................     341,389       342,165        380,869       458,094        531,143
Equity (deficit).....................................     (67,181)      (71,626)        20,673        34,145         49,862

(a)  Includes revenues derived from rooms.

(b) Includes meeting room rental, management fees for providing management services to the Managed Hotels, and other.

(c) Includes expenses incurred in connection with rooms, food and beverage and telephones.

(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.

(e) Includes expenses incurred providing management services to the Managed Hotels.

(f) The 1994 and 1995 Fiscal Years do not include a $3.3 million and a $0.3 million, respectively, extraordinary charge related to prepayment fees on early debt retirement in connection with (i) the issuance by the Company and John Q. Hammons Hotels Finance Corporation ("Finance Corp."), as co-obligers, of $300 million aggregate principal amount of 8 7/8% First Mortgage Notes due 2004 (the "1994 Notes") in February 1994 (the "1994 Note Offering") and the issuance by the General Partner of 6,042,000 shares of its class A common stock (the "Class A Common Stock") in November 1994 (the "Common Stock Offering"), and (ii) the issuance by the Company and John Q. Hammons Hotels Finance Corporation II ("Finance Corp. II"), as co-obligers, of $90 million aggregate principal amount of 9 3/4% First Mortgage Notes due 2005 (the "1995 Notes") in October 1995 (the "1995 Note Offering"). After such charges, net income is $12.0 million for the 1994 Fiscal Year and $18.4 million for the 1995 Fiscal Year.

(g) EBITDA represents earnings before interest expense, net, provision for income taxes (if applicable) and depreciation and amortization. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. Such data are not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net earnings as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

(h) Earnings used in computing the earnings to fixed charges ratios consist of net income plus fixed charges. Fixed charges consist of interest expense and that portion of rental expense representative of interest (deemed to be one third of rental expense).

(i) Total room revenue divided by number of available rooms. Available rooms represent the number of rooms available for rent multiplied by the number of days in the period presented.

(j) Increase in yield represents the period-over-period increases in yield. Yield is defined to be the average daily room revenue per available room.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

          The following tables set forth, as of January 3, 1997, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes ("the 1995 Collateral Hotels") and the Company, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed hotels is provided.

                                                                 12 Months Ended January 3, 1997
                                                                 ----------------------------------------------------
                                                                     1994         1995                     Total
                                                                 Collateral   Collateral    Management     Restricted
                                                                     Hotels       Hotels    Operations     Group
                                                                     ------       ------    ----------     -----
                                                                    (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                                                 $153,000      $61,375     $ 3,211(a)    $217,586
Operating Expenses:
  Direct operating costs and expenses                                59,013       24,255          --         83,268
  General, administrative, sales and management expenses(b)          42,196       18,193      (2,451)(c)     57,938
  Repairs and maintenance                                             6,322        2,835          --          9,157
  Depreciation and amortization                                      10,235        4,714         120         15,069
                                                                   --------      -------     -------       --------
   Total operating expenses                                         117,766       49,997      (2,331)       165,432
                                                                   --------      -------     -------       --------
Income from operations                                             $ 35,234      $11,378     $ 5,542       $ 52,154
                                                                   ========      =======     =======       ========
Operating Data:
Occupancy                                                              66.5%        67.1%
Average daily room rate                                              $77.06       $71.40
RevPAR                                                               $51.23       $47.92

                                                                 12 Months Ended December 29, 1995
                                                                 ----------------------------------------------------
                                                                     1994         1995                     Total
                                                                 Collateral   Collateral    Management     Restricted
                                                                     Hotels       Hotels    Operations     Group
                                                                     ------       ------    ----------     -----
                                                                    (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                                                 $149,486      $60,001     $ 1,733(a)    $211,220
Operating Expenses:
 Direct operating costs and expenses                                 60,431       23,973                     84,404
 General, administrative, sales and management expenses(b)           40,767       17,933      (3,096)(c)     55,604
 Repairs and maintenance                                              6,194        2,745          --          8,939
 Depreciation and amortization                                        8,771        4,711          99         13,581
                                                                   --------      -------     -------       --------
  Total operating expenses                                          116,163       49,362      (2,997)       162,528
                                                                   --------      -------     -------       --------
Income from operations                                             $ 33,323      $10,639     $ 4,730       $ 48,692
                                                                   ========      =======     =======       ========
Operating Data:
Occupancy                                                             69.1%        70.1%
Average daily room rate                                              $73.94       $68.80
RevPAR                                                               $51.10       $48.26

(a) Represents management revenues derived from the Owned Hotels owned by L.P. Two and the Managed Hotels.
(b) General administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.
(c) General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

          The following discussion and analysis primarily addresses results of operations of the Company for the Fiscal Years ended January 3, 1997 (the "1996 Fiscal Year"), December 29, 1995 (the "1995 Fiscal Year"), and December 30, 1994 (the "1994 Fiscal Year"). For periods presented, the consolidated financial statements of the Company present the consolidated assets, liabilities, revenues and expenses of those entities which now comprise the Company as if the Company had been a single entity for all the periods presented. The following discussion should be read in conjunction with the selected consolidated financial information of the Company and the consolidated financial statements of the Company included elsewhere herein.

          The Company's consolidated financial statements include the revenues from the Owned Hotels and management fee revenues for providing management services to the Managed Hotels. References to the JQH Hotels include both the Owned Hotels and the Managed Hotels. Revenues from the Owned Hotels are derived from rooms, food and beverage, and meeting rooms and other revenues. The Company's beverage revenues include only revenues from the sale of alcoholic beverages, while revenues from the sale of non-alcoholic beverages are shown as part of food revenues. Direct operating costs and expenses include expenses incurred in connection with the direct operation of rooms, food and beverages and telephones. General, administrative, sales and management services expenses include expenses incurred for franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent, management services and other expenses.

          During the period from 1992 through 1996, the Company's total revenues grew at an annual compounded growth rate of 7.3% from $202.6 million to $268.8 million. Occupancy for the Mature Hotels (hotels open over one year) during that period decreased 2.0 percentage points from 67.9% to 65.9%. However, the Mature Hotels average daily room rates increased by 15.5% from $64.50 to $74.47 during that period.

          Given the current positive trends in the full service hotel industry and the completion of the Note Offerings and Common Stock Offering, the Company continues to develop new hotels, including the eight Scheduled Hotels anticipated to open in 1997 and 1998. The Company has generally experienced a three-year maturation process with its hotel developments. New hotels typically generate positive cash flow from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive earnings after debt service in the third year. The Company believes that the recent improvement in the hotel industry should accelerate this maturation process for the Scheduled Hotels, although there can be no assurance that this will be the case.

Results of Operations of the Company

          The following table shows selected consolidated operating statistics for the Mature Owned Hotels.

                                                                       Fiscal Year Ended
                                    ---------------------------------------------------------------------------------------
                                        1992               1993               1994               1995               1996
                                        ----               ----               ----               ----               ----
Average occupancy.................        67.9%              68.7%              68.5%              68.8%              65.9%
Average room rate.................      $64.50             $65.63             $68.45             $71.44             $74.47
Room revenue per available room...      $43.79             $45.11             $46.88             $49.13             $49.11
Available rooms(a)................   2,834,104          2,901,516          2,930,893          3,087,700          3,476,279

-----------------------
(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported. The Company's 1996 Fiscal Year contained 53 weeks or 371 days while its 1992, 1993, 1994 and 1995 Fiscal Years each contained 52 weeks or 364 days.

          The following table shows selected components of the Company's operating income as a percentage of revenues:

                                                                Fiscal Year Ended
                                                                ------------------
                                                  1992      1993       1994       1995       1996
                                                 ------    ------     ------     ------     ------
Rooms..........................................   61.2%     62.0%      63.4%      63.1%      63.7%
Food and beverage..............................   33.4      32.1       30.1       30.1        29.6
Meeting room rental and other..................    5.4       5.9        6.5        6.8         6.7
                                                 -----     -----      -----      -----       -----
  Total Revenues...............................  100.0     100.0      100.0      100.0       100.0
                                                 -----     -----      -----      -----       -----
Direct operating costs and expenses............
   Rooms.......................................   15.6      15.7       15.9       16.4        16.2
   Food and beverage...........................   26.0      24.6       22.9       23.0        21.6
   Other.......................................    1.1       1.0        1.1        1.1         1.1
General, administrative, sales and
   management service expenses.................   26.4      27.1       26.8       27.3        27.8
Repairs and maintenance expenses...............    3.9       4.6        4.6        4.3         4.3
Depreciation and amortization..................    7.1       6.7        6.4        7.8         8.9
                                                 -----     -----      -----      -----       -----
  Total Operating Expenses.....................   80.1      79.7       77.7       79.9        79.9
                                                 -----     -----      -----      -----       -----
Income from Operations.........................   19.9%     20.3%      22.3%      20.1%       20.1%
                                                 =====     =====      =====      =====       =====

1996 Fiscal Year Compared to 1995 Fiscal Year

          Total revenues increased to $268.8 million in 1996 from $235.2 million in 1995, an increase of $33.6 million or 14.3%. Of the total revenues reported in 1996, 63.7% were revenues from rooms, 29.6% were revenues from food and beverage, and 6.7% were revenues from meeting room rental and other, compared with 63.1%, 30.1%, and 6.8%, respectively, during 1995.

          Rooms revenue increased to $171.2 million in 1996 from $148.4 million in 1995, an increase of $22.8 million or 15.3% as a result of the operation of six hotels which opened in 1995, two hotels which opened in 1996 and the increase in average daily room rate. Average daily room rates of Mature Hotels increased to $74.47 in 1996 from $71.44 in 1995, an increase of $3.03 or 4.2%. The higher average daily room rate was attributable to continued increases in pricing schedules allowed by increased demand in both the transient and corporate market segments. RevPAR was flat with $49.11 in 1996 and $49.13 in 1995.

          Food and beverage revenues increased to $79.6 million in 1996 from $70.8 million in 1995, an increase of $8.8 million or 12.3%. This increase was due to revenues associated with newly opened hotels and new food franchise operations.

          Meeting room rental and other revenues increased to $18.1 million in 1996 from $15.9 million in 1995, an increase of $2.2 million or 13.5%. This increase was due to the addition of meeting space in the new hotels.

          Direct operating costs and expenses for rooms increased to $43.6 million in 1996 from $38.5 million in 1995, an increase of $5.1 million or 13.1%. As a percentage of rooms revenue, these expenses decreased slightly to 25.5% in 1996 from 26.0% in 1995.

          Direct operating costs and expenses for food and beverage increased to $58.0 million in 1996 from $54.2 million in 1995, an increase of $3.8 million or 6.9%. The increase was due to costs associated with the higher volume of sales.

          Direct operating costs and expenses for other increased to $2.9 million in 1996 from $2.5 million in 1995, an increase of $0.4 million or 16.2%.

          General, administrative, sales and management services expenses increased to $74.6 million in 1996 from $64.2 million in 1995, an increase of $10.4 million or 16.2%. Increases in these expenses are primarily attributable to expenses associated with the opening of new hotels in 1995 and 1996, increases in certain insurance costs and certain other increases in expenses associated with increased room revenues. As a percentage of total revenues, these expenses increased to 27.8% in 1996 from 27.3% in 1995.

          Repairs and maintenance expenses increased to $11.5 million in 1996 from $10.1 million in 1995, an increase of $1.4 million or 13.8%.

          Depreciation and amortization increased to $24.0 million in 1996 from $18.3 million in 1995. As a percentage of total revenues, these expenses increased to 8.9% in 1996 from 7.8% in 1995. The increase was a direct result of the increased level of capital expenditures for renovation and the newly opened hotels.

          Income from operations increased to $54.1 million in 1996 from $47.2 million in 1995, an increase of $6.9 million or 14.8%. The increase was due to higher profit margins related to the six new hotels opened in 1995. As a percentage of total revenues, income from operations was 20.1% in 1996 and 1995.

          Interest expense and amortization of deferred financing fees, net increased to $35.6 million in 1996 from $28.5 million in 1995, an increase of $7.1 million or 25.2%. The increase was primarily attributable to new hotel borrowing for new construction offset in part by capitalized interest associated with projects under construction during the year.

          Income before minority interest and extraordinary item decreased to $18.5 million in 1996 from $18.7 million in 1995, a decrease of $0.2 million or 1.1%. The $18.7 million in 1995 does not include $0.3 million extraordinary charge related to prepayment fees on early debt retirement in connection with the Note Offering incurred in 1995. 1995 Fiscal Year Compared to 1994 Fiscal Year

          Total revenues increased to $235.2 million in 1995 from $216.7 million in 1994, an increase of $18.5 million or 8.5%. Of the total revenues reported in 1995, 63.1% were revenues from rooms, 30.1% were revenues from food and beverage, and 6.8% were revenues from meeting room rental and other, compared with 63.4%, 30.1%, and 6.5%, respectively, during 1994.

          Rooms revenue increased to $148.4 million in 1995 from $137.4 million in 1994, an increase of $11.0 million or 8.0% as a result of the partial year operation of six hotels which opened in 1995 and the increase in average daily room rate. Average daily room rates of Mature Hotels increased to $71.44 in 1995 from $68.45 in 1994, an increase of $2.99 or 4.4%. The higher average daily room rate was attributable to increases in pricing schedules allowed by increased demand in both the transient and corporate market segments. RevPAR improved to $49.13 in 1995 from $46.88 in 1994, an increase of $2.25 or 4.8%.

          Food and beverage revenues increased to $70.8 million in 1995 from $65.3 million in 1994, an increase of $5.5 million or 8.4%. This increase was due to revenues associated with six newly opened hotels and new food franchise operations.

          Meeting room rental and other revenues increased to $15.9 million in 1995 from $14.0 million in 1994, an increase of $1.9 million or 13.6%. This increase was due to the addition of meeting space in six new hotels.

          Direct operating costs and expenses for rooms increased to $38.5 million in 1995 from $34.4 million in 1994, an increase of $4.1 million or 11.9%. As a percentage of rooms revenue, these expenses increased slightly to 26.0% in 1995 from 25.0% in 1994.

          Direct operating costs and expenses for food and beverage increased to $54.2 million in 1995 from $49.7 million in 1994, an increase of $4.5 million or 9.1%. The increase was due to costs associated with the higher volume of sales.

          Direct operating costs and expenses for other were $2.5 million in 1995 and $2.4 million in 1994.

          General, administrative, sales and management services expenses increased to $64.2 million in 1995 from $58.0 million in 1994, an increase of $6.2 million or 10.7%. Increases in these expenses are primarily attributable to expenses associated with the opening of six new hotels in 1995, increases in certain insurance costs and certain other increases in expenses associated with increased room revenues. As a percentage of total revenues, these expenses increased to 27.3% in 1995 from 26.8% in 1994.

          Repairs and maintenance expenses increased to $10.1 million in 1995 from $9.9 million in 1994, an increase of $0.2 million or 2.0%.

          Depreciation and amortization increased to $18.3 million in 1995 from $14.0 million in 1994. As a percentage of total revenues, these expenses increased to 7.8% in 1995 from 6.4% in 1994. The increase was a direct result of the increased level of capital expenditures for renovation and newly opened hotels.

          Income from operations decreased to $47.2 million in 1995 from $48.3 million in 1994, a decrease of $1.1 million or 2.3%. The decrease was due to an increase in general, administrative, sales and management services expenses and lower profit margins related to the opening of six new hotels in 1995. As a percentage of total revenues, income from operations decreased to 20.1% in 1995 from 22.3% in 1994.

          Interest expense and amortization of deferred financing fees, net decreased to $28.4 million in 1995 from $32.9 million in 1994, a decrease of $4.5 million or 13.7%. The decrease was primarily attributable to an increased amount of capitalized interest in the second and third quarters prior to opening the new hotels, offset in part by an higher overall debt balance as a result of the Note Offerings completed in 1994 and 1995.

          Income before minority interest and extraordinary item increased to $18.7 million in 1995 from $15.4 million in 1994, an increase of $3.3 million or 21.4%. The $15.4 million in 1994 does not include a $3.3 million extraordinary charge related to prepayment fees on early debt retirement in connection with the Note Offering and Common Stock Offering incurred in 1994. The $18.7 million in 1995 does not include a $0.3 million extraordinary charge related to prepayment fees on early debt retirement in connection with the Note Offering incurred in 1995.

Liquidity and Capital Resources

          In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company in the future may obtain mortgage financing secured by unencumbered hotels and construction in progress to provide additional liquidity, if necessary. The Company's principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures, new hotel development and partnership distributions.

          At January 3, 1997, the Company had $46.4 million of cash and equivalents and also had $2.4 million of marketable securities, which represented investment of a portion of the proceeds of the Note Offerings and Common Stock Offering. Such investment is expected to be used for development of new hotels and other working capital requirements of the Company.

          Net cash provided by operating activities increased to $72.1 million at the end of 1996 from $44.0 million at the end of 1995, an increase of $28.1 million or 63.6%. This increase was due to an increase in construction payables, increases in depreciation and amortization, and a decrease in construction reimbursements at year end.

          The Company incurred net capital expenditures of $155.6 million and $132.4 million, respectively, for the 1996 and 1995 Fiscal Years. Capital expenditures typically include capital improvements on existing hotel properties and expenditures for development of new hotels. During 1996, capital expenditures for existing hotels and new hotel development were $26.5 million and $129.1 million, respectively. During 1995, capital expenditures for existing hotels and new hotel development were $17.6 million and $114.8 million, respectively. During 1997, the Company expects capital expenditures to total $209 million, representing approximately $19 million for capital improvements on existing hotels and $190 million for continued new hotel development.

          The Company estimates that building, pre-opening, and other costs of the eight Scheduled Hotels will require aggregate funding of $153 million from the Company (net of $119 million included in construction in progress and other assets at year end.) The Company has obtained loans and commitments of $156.6 million ($25.4 million of which had been drawn at year end) on the Scheduled Hotels and expects the remaining 1996 capital requirements to be funded by cash, operating income and additional loans on four unencumbered hotels.

          In addition to the capital expenditures for the Scheduled Hotels, the Company is at various stages in evaluating other new hotel development. Capital requirements for the hotels under development are expected to be provided by (i) mortgage financing secured by the Owned Hotels which are unencumbered; (ii) mortgage financing secured by the Scheduled Hotels as described above; and (iii) contributions from third parties.

          The Company expects to fund development of new hotels through limited partnerships in which the Company will be the general partner and a wholly owned corporate subsidiary of the Company will be the limited partner. As permitted by the indenture relating to the Notes (the "Note Indenture"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and, accordingly, the ability of the Company to fund these entities is subject to certain limitations contained in the Note Indenture. All of the indebtedness of this entity will be non-recourse to the Company. The Company believes that funding permitted under the Note Indenture will be sufficient to meet its current hotel development plans.

  Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normally recurring capital improvement projects.

  The Company distributed $2.8 million in 1996 and $4.9 million in the 1995 Fiscal Years to its partners. Following consummation of the First Note Offering, distributions by the Company to its partners must be made in accordance with the provisions of the Note Indentures.

Seasonality

  Demand is affected by normally recurring seasonal patterns. For most of the JQH Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating profit and cash flow in the first and fourth quarters due to decreased travel during the winter months.

Inflation

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.


Item 8.   Financial Statements and Supplementary Data.

  Reference is made to the Index to Consolidated Financial Statements on Page 28 and the Consolidated Financial Statements following such index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrants.

  The Company does not have any directors or officers. The General Partner, in its capacity as general partner, manages and controls the activities of the Company. The following sets forth certain information concerning the directors and director nominees of the General Partner who are not also officers of the General Partner. Information required by this item with respect to officers of the General Partner is provided in Item 1 of this report. See "Management." Finance Corp. and Finance Corp. II each have the same directors and officers of the General Partner, except that Messrs. Earley , Hart, Lopez-Ona, Jones, Jr., and Moore are not directors of Finance Corp. or Finance Corp. II.

  Daniel L. Earley, age 54, has been a director of the General Partner since February 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of The Clermont Savings Bank, a community bank located in Milford, Ohio, which is owned by Mr. Hammons.

  William J. Hart, age 55, has been a director of the General Partner since December 1993. He is a partner in the law firm of Husch & Eppenberger, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for
Mr. Hammons.   Mr. Hart has also been a director since 1981 of Johnston
Industries, Inc., a commercial textiles company listed on the New York Stock Exchange.

  Robert Trent Jones, Jr., age 57, became a director of the General Partner in November 1994. Since 1969, Mr. Jones has been President and principal designer for Robert Trent Jones II, a golf course architectural company located in Palo Alto, California. Mr. Jones has designed more than 150 golf courses on five continents in 33 countries. Mr. Robert Trent Jones, Jr. is not related to David
B. Jones.

  John E. Lopez-Ona, age 39, became a director of the General Partner in May 1996. Mr. Lopez-Ona was a managing director of Kidder Peabody & Company, Inc., an investment banking firm, from March 1990 through March 1995. Since June 1995, Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm owned by him, which specializes in principal investments.

  James F. Moore, age 54, became a director of the General Partner in May 1995. Since 1987, Mr. Moore has been Chairman, Chief Executive Officer and a Director of Champion Products, Incorporated, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. Prior to 1987, Mr. Moore had served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

Item 11.  Executive Compensation.

Cash Compensation

  The following table sets forth the salary compensation, cash bonus and certain other forms of compensation paid by the General Partner and its subsidiaries for services rendered in all capacities during the 1996, 1995 and 1994 fiscal years to the Chief Executive Officer of the General Partner, and the four other most highly compensated executive officers of the General Partner serving at the end of the 1995 fiscal year (the "named executive officers").

Summary Compensation Table
                                                                          Long-Term
                                              Annual Compensation        Compensation
                                                                       Awards/Securities     All Other
                                    Fiscal                                Underlying        Compensation
 Name and Principal Position(s)      Year      Salary ($)   Bonus ($)    Options (#)(c)       ($) (d)
-------------------------------      ----      ----------   ---------    --------------       -------
John Q. Hammons, age 78              1996      $100,000      $    --            --            $   --
  Chairman of the Board              1995        36,000           --            --                --
  and Chief Executive Officer        1994        36,000           --            --                --

David B. Jones, age 53               1996       251,750       89,200            --             3,547
  President and Chief Operating      1995       240,250       85,000            --                --
  Officer                            1994       232,500       82,000       175,000                --

Mel J. Volmert, age 49               1996       186,375       66,937            --             3,902
  Executive Vice President,          1995       180,188       63,550            --                --
  Finance, Chief Financial         1994(a)      159,716       61,688       131,250                --
  Officer and Treasurer

Pat A. Shivers, age 45               1996       112,125       30,000            --             2,072
  Senior Vice President,             1995       103,000       25,000            --                --
  Administration and Control         1994       100,500       25,000        25,000                --

Lawrence A. Welch, age 43            1996       110,923       38,850            --             2,288
  Vice President,                    1995       107,192       37,800            --                --
   Food & Beverage                 1994(b)       88,401       35,000        30,000                --

(a) Represents actual amount earned by Mr. Volmert for the 1994 fiscal year. Mr. Volmert was not employed by the General Partner for the full 1994 fiscal year. On an annualized basis, Mr. Volmert would have earned $176,250 in base salary and the same $61,688 bonus.

(b) Represents actual amount earned by Mr. Welch for the 1994 fiscal year. Mr. Welch was not employed by the General Partner for the full 1994 fiscal year. On an annualized basis, Mr. Welch would have earned $105,000 in base salary and the same $35,000 bonus.
(c) Options relate to Class A Common Stock of the General Partner.
(d) Matching contributions to Company's 401 (k) Plan

Option Grants

   No stock options were granted by the General Partner during the fiscal year ended January 3, 1997.

401(k) Plan

   Effective as of January 1, 1996, the Company adopted a contributory retirement plan (the "401(k) Plan") for its employees age 21 and over with at least one year of service to the Company. The 401(k) Plan is designed to provide tax deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1996 (the "Code"). The 401(k) Plan provides that the Company will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's eligible compensation.

Employment Agreements

   David B. Jones entered into an Amended and Restated employment agreement with the General Partner on July 28, 1996. Under the agreement Mr. Jones' annual base salary for the current year is $300,000 plus a discretionary bonus of up to $100,000, with such annual increases in compensation as may be determined by the Board of Directors of the General Partner. In the event the General Partner terminates or fails to renew the agreement , Mr. Jones is entitled to a $350,000 payment. The agreement contains significant non-competition provisions extending
for one year after termination of the agreement.   Mr. Jones' agreement
continues on a year to year basis unless either the Company or Mr. Jones terminates the agreement by giving the other 45 days' written notice.

   Mr. Volmert entered into an employment agreement when he joined the General Partner in January 1994. The agreement was amended effective July 28, 1996 to provide for a base salary of $200,000, plus a discretionary bonus of up to $75,000. In the event the Company fails to renew the agreement or terminates Mr. Volmert, without cause, he is entitled to a $275,000 payment. Mr. Volmert's agreement continues on a year to year basis unless either party terminates the agreement at the end of a one-year term by giving the other not less than six months' written notice.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Mr. Hammons is the beneficial owner of all 16,043,900 limited partnership units of the Company, representing 71.69% of the total equity in the Company. The General Partner owns all 6,336,100 general partner units of the Company, representing 28.31% of the total equity in the Company.

Item 13.  Certain Relationships and Related Transactions.

   The Company is controlled by Mr. Hammons through his control of the General Partner. His equity interest in the Company (based on his beneficial ownership of 110,100 shares of Class A Common Stock of the General Partner, all of the 294,100 shares of Class B Common Stock of the General Partner, and all of the 16,043,900 limited partnership units of the Company (the "LP Units")) is 73.4%. There are significant potential conflicts of interests between Mr. Hammons, as a limited partner of the Company, and the holders of Class A Common Stock of the General Partner, which conflicts may be resolved in favor of Mr. Hammons.

   The holders of the LP Units have the right to require the redemption of their LP Units. Such redemption right will be satisfied, at the sole option of the General Partner, by the payment of the cash equivalent thereof or by the issuance of shares of Class A Common Stock on a one-for-one basis. Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires the Company to redeem LP Units, the non-employee directors of the General Partner would decide consistently with their fiduciary duties as to the best interests of the General Partner whether to redeem the LP Units for cash or for shares of Class A Common Stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed the General Partner that he has no current plan to require the Company to redeem his L.P. Units.

   During 1996, the Company provided management services to five hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Three of the Managed Hotels are owned by Mr. Hammons and the one hotel is owned 50% by Mr. Hammons, 25% by Jacqueline A. Dowdy, the Secretary and a director of the General Partner, and 25% by Daniel L. Earley, a director of the General Partner. The fifth hotel was sold in 1996 and prior to the sale was owned 90% by Mr. Hammons. Management fees of approximately 3% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $717,275 in 1996. Each of the Management Contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. In addition to the management fees paid by the Managed Hotels to the Partnership in 1996, the Managed Hotels reimbursed the Partnership for a portion of the salaries paid by the Company to its five regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $150,000 in 1996.

   The Company has an option granted by Mr. Hammons or persons or entities controlled by him to purchase the Managed Hotels. The options are effective until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the Managed Hotel as determined by an appraisal firm of national standing. One Owned Hotel and two Managed Hotels are located in Springfield, Missouri. These hotels are potentially competing with one another for customers. The Company, however, believes that these hotels do not significantly compete with one another due to their respective locations and attributes.

   Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc. ("WHI"). The JQH Hotels have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the Owned Hotels were approximately $1.2 million in 1996. The fee may increase if the number of hotels for which accounting and administrative services are performed drops below 35 hotels. The accounting services contract expires in June 1999.

   The Company leases space in the John Q. Hammons Building for its headquarters from a Missouri general partnership, of which Mr. Hammons is a 50% partner and the remaining 50% is collectively held by other employees including Jacqueline
A. Dowdy, the Secretary and a director of the Company, who is a 9.5% partner. Pursuant to four lease agreements, expiring December 31, 1998, the Company pays monthly rental payments of approximately $19,250. The company made aggregate annual lease payments to the Missouri general partnership of $220,000 in 1996.

   Mr. Hammons owns trade centers adjacent to three of the Owned Hotels (the "JQH Trade Centers"). The Company leases the convention space in the JQH Trade Center located in Portland, Oregon from Mr. Hammons pursuant to a long-term lease expiring in 2004, requiring annual payments of approximately $300,000. With respect to the other two JQH Trade Centers, the Company makes nominal annual lease payments to Mr. Hammons. The Company has assumed responsibility for all operating expenses of the JQH Trade Centers and receives all of the revenue derived from the Company's convention business at the JQH Trade Centers.

   The Company leases the real estate on which the Company's new Chateau on the Lake Resort in Branson, Missouri, is built from Mr. Hammons. When the hotel opens in mid - 1997, annual rent will be $80,000 in the first year of operation, and $120,019 in the second year. Thereafter, rent will be an amount based on adjusted gross revenues from room sales on the property. The lease runs for 50 years, with an option to renew for an additional 10 years. The Company also has an option to purchase the land after March 1, 2118 at the greater of $3,000,000 or the current appraised value.

   The Company also leases the real estate on which the Company's Embassy Suites hotel in Little Rock, Arkansas, is built from Mr. Hammons. When the hotel opens in the fall of 1997, annual rent will be $80,000 in the first year of operation, $100,000 for the second year, and $120,000 a year for the next three years. The lease runs for 55 years, with options to renew for three 10-year periods. The Company also has an option to purchase the land after the fifth lease year, at the greater of $1,900,000 or the current appraised value.

   Mr. Hammons owns parcels of undeveloped land throughout the United States. Although there are no current plans to do so, the Company may purchase or lease one or more of these parcels in the future in order to develop hotels. Since Mr. Hammons controls the Company, such purchases would not be arm's-length transactions but will be subject to restrictions contained in the 1994 and 1995
Note Indentures.

   The General Partner receives no management fee or similar compensation in connection with its management of the Company. The General Partner receives the following remuneration from the Company: (i) distributions in respect of its equity interest in the Company; and (ii) reimbursement for all direct and indirect costs and expenses incurred by the General Partner for or on behalf of the Company and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company.

   As of January 1, 1996, the Company entered into a two year agreement with Anvil Capital, an investment firm owned by Mr. Lopez-Ona (a director of the Board of Directors of the General Partner), to provide the Company with financial consulting services in exchange for annual payment of $188,000 (including expenses) by the Company. Mr. Hammons also has engaged Anvil Capital to provide personal financial advisory services. Mr. Hammons and Anvil Capital also have formed a limited liability company to invest in securities of one or more companies in industries unrelated to the Company's business.

                                    PART IV

Item 14.  Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1)  Financial Statements

   Reference is made to the Index to Consolidated Financial Statements on Page 28 and the Consolidated Financial Statements following such index.

14(a)(2)  Financial Statement Schedules

   All schedules have been omitted because the required information of such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

14(a)(3)  Exhibits
   * 3.1 Second Amended and Restated Agreement of Limited Partnership of the Company (the "Partnership Agreement")
 *** 3.2 Amendment No. 1 to the Partnership Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)
 *** 3.3  Amendment No. 2 to the Partnership Agreement
 *** 3.4  Certificate of Limited Partnership of the Company, as amended
   * 3.5  Restated Certificate of Incorporation of the General Partner
 *** 3.6 Certificate of Incorporation of John Q. Hammons Hotels Finance Corporation II
 ** 10.1  1994 Note Indenture
 ** 10.2  1995 Note Indenture
 ** 10.3  Embassy Suites License Agreement
 ** 10.4  Option Purchase Agreement
  * 10.5 Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and Service Employees' International Union
    10.6a Collective Bargaining Agreement for 06/01/92 to 5/31/95
  * 10.7 Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q. Hammons or JQH Controlled Companies
   10.9a  John Q. Hammons Building Lease Agreement
   10.9b  John Q. Hammons Building Lease Agreement
   10.9c  John Q. Hammons Building Lease Agreement
   10.9d  John Q. Hammons Building Lease Agreement
*  10.10  Triple Net Lease

*  10.11  Lease Agreement between John Q. Hammons and John Q. Hammons
          Hotels, L.P.

* 10.13 Employment Agreement between John Q. Hammons Hotels, Inc. and Mel J. Volmert
   10.14a Amendment No. 1 to the Employment Agreement between John Q. Hammons
          Hotels, Inc. and Mel J. Volmert
   10.14b Amended and restated Employment Agreement between John Q. Hammons
          Hotels, Inc. and David B. Jones
   10.15a Ground lease between John Q. Hammons and John Q. Hammons-Branson L.P. 10.15b Ground lease between John Q. Hammons and John Q. Hammons
          Hotels,Two L.P.
* 10.16 Operating Agreement of RiverCenter Plaza Development Co., L.C., an Iowa limited liability company
***10.17 Agreement of Limited Partnership of John Q. Hammons Hotels, L.P. Two ***10.18 Agreement of Limited Partnership of John Q. Hammons Hotels -
          Montgomery L.P.
   12.1   Computations of Ratio of Earnings to Fixed Charges of the Company
***21     Subsidiaries of the Company
   23.1   Consent of Arthur Andersen LLP

* Incorporated herein by reference to the General Partner's Registration Statement (Registration No. 33-84570) previously filed with the Commission.
** Incorporated herein by reference to the Company's Registration Statement (Registration No. 33-73340) previously filed with the Commission.
*** Incorporated herein by reference to the Company's Registration Statement (Registration No. 33-99614) previously filed with the Commission.

14(b)  Reports on Form 8-K

   None

14(c)  Exhibits

       The list of Exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)  Financial Statements

       None.

                         JOHN Q. HAMMONS HOTELS, L.P.



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                        Page
Report of Independent Public Accountants...............................................................  F-1
Consolidated Balance Sheets at Fiscal 1996 Year-End and Fiscal 1995 Year-End...........................  F-2
Consolidated Statements of Income for the 1996, 1995 and 1994 Fiscal Years.............................  F-4
Consolidated Statements of Changes in Equity (Deficit) for the Fiscal Years-Ended 1996, 1995 and 1994..  F-5
Consolidated Statements of Cash Flows for the Fiscal Years-Ended 1996, 1995 and 1994...................  F-6
Notes to Consolidated Financial Statements                                                               F-7

                    Report of Independent Public Accountants
                    ----------------------------------------



To the Partners of
   John Q. Hammons Hotels, L.P.:


     We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of January 3, 1997 and December 29, 1995 and the related consolidated statements of income, changes in equity and cash flows for each of the three fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. (Note 1) as of January 3, 1997, December 29, 1995 and December 30, 1994 and the results of their operations and their cash flows for each of the three fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
   February 3, 1997

                     JOHN Q. HAMMONS HOTELS, L.P. (NOTE 1)

                          CONSOLIDATED BALANCE SHEETS

                                (000'S OMITTED)

                                     ASSETS
                                     ------

                                            Fiscal      Fiscal
                                             1996        1995
                                           Year-End    Year-End
                                          ---------   ---------
CASH AND EQUIVALENTS (Restricted cash
 of $5,191 and $2,078 in 1996 and 1995,
 respectively) (Notes 2 and 5)            $  46,449   $  41,777


MARKETABLE SECURITIES (Notes 2 and 5)         2,355      26,574

RECEIVABLES:
  Trade, less allowance for doubtful
   accounts of $163 and $157 in 1996 and
   1995, respectively                         5,790       4,852

  Management fees (Note 3)                       45          53
  Construction reimbursements and other         780       2,709

INVENTORIES                                   1,019       1,110

PREPAID EXPENSES AND OTHER                    1,928       1,124
                                          ---------   ---------
          Total current assets               58,366      78,199
                                          ---------   ---------
PROPERTY AND EQUIPMENT, at cost (Notes
 2, 5 and 6):
  Land and improvements                      29,712      27,974
  Buildings and improvements                433,059     399,746
  Furniture, fixtures and equipment         160,198     149,535
  Construction in progress                  120,525      27,395
                                          ---------   ---------
                                            743,494     604,650
  Less-Accumulated depreciation and
   amortization                            (174,899)   (169,811)
                                          ---------   ---------
                                            568,595     434,839
                                          ---------   ---------
DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net (Notes 2 and 5)              31,111      29,333
                                          ---------   ---------
                                          $ 658,072   $ 542,371
                                          =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     JOHN Q. HAMMONS HOTELS, L.P. (NOTE 1)

                          CONSOLIDATED BALANCE SHEETS

                                (000'S OMITTED)

                             LIABILITIES AND EQUITY
                             ----------------------

                                                   Fiscal      Fiscal
                                                    1996        1995
                                                  Year-End    Year-End
                                                 ---------   ---------
LIABILITIES:
  Current portion of long-term debt (Note 5)      $ 12,444    $  7,981
  Accounts payable, including
   construction payables of approximately
   $17,721 and $6,549 respectively                  29,977       8,382

  Accrued expenses-
    Payroll and related benefits                     4,611       3,800
    Sales and property taxes                         7,069       7,012
    Insurance (Notes 2 and 3)                        9,511       8,446
    Interest                                        12,634      12,171
    Utilities, franchise fees and other              6,242       4,742
                                                  --------    --------
            Total current liabilities               82,488      52,534

  Long-term debt (Note 5)                          518,699     450,113
  Other obligations and deferred revenue
   (Notes 2 and 3)                                   7,023       5,579
                                                  --------    --------
            Total liabilities                      608,210     508,226
                                                  --------    --------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY (Notes 1 and 8):
  Contributed capital                               96,436      96,436
  Partners' and other deficits, net                (46,574)    (62,291)
                                                  --------    --------
            Total equity                            49,862      34,145
                                                  --------    --------
                                                  $658,072    $542,371
                                                  ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     JOHN Q. HAMMONS HOTELS, L.P. (NOTE 1)

                       CONSOLIDATED STATEMENTS OF INCOME

                                (000'S OMITTED)

                                                  FISCAL YEAR ENDED
                                          --------------------------------
                                            1996        1995        1994
                                          ---------  ---------   ---------
REVENUES:
  Rooms                                    $171,206   $148,432    $137,387
  Food and beverage                          79,580     70,840      65,308
  Meeting room rental and other              18,061     15,907      13,998
                                           --------   --------    --------
           Total revenues                   268,847    235,179     216,693
                                           --------   --------    --------

OPERATING EXPENSES, (Notes 3, 4 and 6):
  Direct operating costs and expenses-
    Rooms                                    43,610     38,543      34,413
    Food and beverage                        57,956     54,228      49,721
    Other                                     2,929      2,521       2,397
  General, administrative, sales and
   management service expenses               74,646     64,234      57,981

  Repairs and maintenance                    11,528     10,131       9,888
  Depreciation and amortization              24,034     18,346      13,975
                                           --------   --------    --------
           Total operating expenses         214,703    188,003     168,375
                                           --------   --------    --------

INCOME FROM OPERATIONS                       54,144     47,176      48,318

OTHER EXPENSE:
  Interest expense and amortization of
   deferred financing fees, net of
   $2,103, $4,044 and $1,788 of interest
   income in 1996, 1995 and 1994,
   respectively (Note 2(e))                  35,620     28,447      32,932
                                           --------   --------    --------

  Income before extraordinary item           18,524     18,729      15,386

EXTRAORDINARY ITEM:
  Loss from early extinguishment of debt
   (Note 8)                                       -       (325)     (3,343)
                                           --------   --------    --------
           Net income (Note 2(k))          $ 18,524   $ 18,404    $ 12,043
                                           ========   ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JOHN Q. HAMMONS HOTELS, L.P. (NOTE 1)

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                                (000'S OMITTED)


                                                                                        PARTNERS AND
                                              CONTRIBUTED CAPITAL                   OTHER EQUITY (DEFICIT)
                                        -------------------------------        ---------------------------------
                                         GENERAL      LIMITED                  GENERAL      LIMITED
                                         PARTNER      PARTNER     OTHER        PARTNER      PARTNER      OTHER       TOTAL
                                         -------      -------     -----        -------      -------    ---------   ---------
Balance, Year-End 1993                    $  -        $    -      $ 342        $    -      $    -      $(71,968)   $(71,626)
Distributions, net, prior
 to the reorganization
 (Note 1)                                    -             -        -               -           -       (16,181)    (16,181)
Net income                                   -             -        -               -           -        12,043      12,043
Effect of reorganization
 (Note 1):
   Capital contribution by
    general partner                         96,437         -        -               -           -          -         96,437
   Realignment of capital
    accounts to conform with
    respective partnership
    interests                                   (1)        -        (342)        (90,583)     14,820     76,106        -
                                          --------    ---------   -------      ---------   ---------   --------    --------

Balance, Year-End 1994                      96,436         -        -            (90,583)     14,820       -         20,673
Distributions                                 -            -        -               -         (4,932)      -         (4,932)
Net income                                    -            -        -              5,210      13,194       -         18,404
                                          --------    ---------   -------      ---------   ---------   --------    --------

Balance, Year-End 1995                      96,436         -        -            (85,373)     23,082       -         34,145
Distributions                                 -            -        -               (107)     (2,700)      -         (2,807)
Net income                                    -            -        -              5,244      13,280       -         18,524
                                          --------    ---------   -------      ---------   ---------   --------    --------
Balance, Year-End 1996                    $ 96,436    $    -      $ -          $ (80,236)  $  33,662   $   -       $ 49,862
                                          ========    =========   =======      =========   =========   ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     JOHN Q. HAMMONS HOTELS, L.P. (NOTE 1)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (000'S OMITTED)

                                                     FISCAL YEAR ENDED
                                             ---------------------------------
                                                1996        1995        1994
                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  18,524   $  18,404   $  12,043
  Adjustments to reconcile net income to
   cash provided by operating activities-
    Depreciation, amortization and loan
     cost amortization                          26,414      19,956      16,279

    Extraordinary item                               -         325       3,343
  Changes in certain assets and
   liabilities-
    Receivables                                    999      (3,003)        (25)
    Inventories                                     91        (137)        188
    Prepaid expenses and other                    (804)       (138)        337
    Accounts payable                            21,595        (236)      4,023
    Accrued expenses                             3,896       4,268      10,351
    Other obligations and deferred revenue       1,444       4,598        (432)
                                             ---------   ---------   ---------
           Net cash provided by operating
            activities                          72,159      44,037      46,107
                                             ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net    (155,579)   (132,419)    (59,207)
  Franchise fees and other                      (4,936)     (5,755)     (3,640)
  (Purchase) sale of marketable
   securities, net                              24,219      60,089     (86,663)
                                             ---------   ---------   ---------
           Net cash used in investing
            activities                        (136,296)    (78,085)   (149,510)
                                             ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees and debt offering
   costs                                        (1,433)     (6,180)    (11,183)
  Proceeds from borrowings                      76,239     112,296     322,825
  Payment of notes payable to affiliates             -        (547)    (10,114)
  Repayments of debt                            (3,190)    (34,524)   (276,900)
  Contributions by general partner                   -           -      96,437
  Distributions to partners, net                (2,807)     (4,932)    (16,181)
                                             ---------   ---------   ---------
           Net cash provided by financing
            activities                          68,809      66,113     104,884
                                             ---------   ---------   ---------

           Increase in cash and equivalents      4,672      32,065       1,481

CASH AND EQUIVALENTS, beginning of period       41,777       9,712       8,231
                                             ---------   ---------   ---------

CASH AND EQUIVALENTS, end of period          $  46,449   $  41,777   $   9,712
                                             =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID FOR INTEREST, net of amounts
 capitalized                                 $  35,441   $  29,035   $  24,216
                                             =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          JOHN Q. HAMMONS HOTELS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (000'S OMITTED)



(1)  Basis of Presentation-

     (a) Entity Matters--The accompanying consolidated financial statements
         --------------
         include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries (the Partnership), John Q. Hammons Hotels Finance Corporation, a corporation with nominal assets and no operations, the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities and certain wholly-owned subsidiaries which consist of certain hotel operations. As of fiscal year-end 1996, 1995 and 1994, the Partnership had thirty-nine, thirty-seven and thirty-one, respectively, hotels in operation of which thirty-two in 1996 and 1995 and twenty-nine in 1994, operate under the Holiday Inn and Embassy Suites tradenames. The Partnership's hotels are located in eighteen states throughout the United States.

         In conjunction with a public offering of debt securities in February, 1994 and a public offering of equity securities in November, 1994 by John Q. Hammons Hotels, Inc., J.Q.H. Hotels, L.P., which owned and operated ten hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons (Mr. Hammons) or enterprises which he controlled, twenty-one additional operating hotel properties, equity interests in two hotels under construction (Note 2(f)), the stock of the catering corporations and management contracts relating to all of Mr. Hammons' hotels. Upon consummation of these transactions J.Q.H. Hotels, L.P. changed its name to John Q. Hammons Hotels, L.P. and the allocation of income or loss was modified from 1% to its general partner and 99% to its limited partner to 10% and 90%, respectively, upon completion of the public debt offering and to 28.31% to its general partner and 71.69% to its limited partner upon completion of the public equity offering.

         The Partnership is directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises which transferred or contributed net assets to the Partnership. Accordingly, the accompanying financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of all entities on a consolidated basis for all periods presented. All significant balances and transactions between the entities and properties have been eliminated.

     (b) Partnership Matters--A summary of selected provisions of the
         -------------------
         Partnership agreement and other matters are as follows:

         General and Limited Partner; John Q. Hammons Hotels, Inc. was formed in
         ---------------------------
         September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering Mr. Hammons contributed approximately $5 million in cash in exchange for approximately 294,000 shares of Class B common stock (which represents approximately 71% of the voting control of the company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B common stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

         As a result of the public equity offering, John Q. Hammons Hotels, Inc. became the sole general partner and John Q. Hammons Revocable Living Trust and Hammons, Inc., entities beneficially owned and controlled by Mr. Hammons, became its limited partners.

         Allocation of Income, Losses and Distributions; Income, losses and
         ----------------------------------------------
         distributions of the Partnership will generally be allocated between the general partner and the limited partners based on their respective ownership interests of approximately 28% and 72%.

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

         Additional Capital Contributions; In the event proceeds from the sale
         --------------------------------
         of the twenty hotel properties which secure the $300 million first mortgage notes (1994 notes) (Note 5) are insufficient to satisfy amounts due on the 1994 notes, Mr. Hammons and Hammons, Inc. (as general partners at the time the 1994 notes were secured) are severally obligated to contribute up to $135 million and $15 million, respectively, to satisfy amounts due, if any. In the event proceeds from the sale of the eight hotel properties which secure the $90 million first mortgage notes (1995 notes) (Note 5) are insufficient to satisfy amounts due on the 1995 notes, Mr. Hammons is obligated to contribute up to $45 million to satisfy amounts due, if any. In addition, with respect to the eleven hotel properties contributed by Mr. Hammons concurrent with the public equity offering (Note 8), Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

         Redemption of Limited Partner Interests; Subject to certain
         ---------------------------------------
         limitations, the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November, 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels, Inc.'s Class A common stock for each limited partner unit tendered or the then cash equivalent thereof.

         Additional General Partner Interests; Upon the issuance by the general
         ------------------------------------
         partner of additional shares of its common stock, including shares issued upon the exercise of its stock options, the general partner will be required to contribute to the Partnership the net proceeds received and the Partnership will be required to issue additional general partner units to the general partner in an equivalent number to the additional shares of common stock issued.


(2)  Summary of Major Accounting Policies-

     (a) Cash and Equivalents--Cash and equivalents include operating cash
         --------------------
         accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.

         Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations.

     (b) Marketable Securities--Marketable securities consist of available-for-
         ---------------------
         sale commercial paper and government agency obligations which mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost. Realized gains and losses in 1996 and 1995, determined using the specific identification method, were nominal.

     (c) Inventories--Inventories consist of food and beverage items. These
         -----------
         items are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

     (d) Deferred Financing Costs, Franchise Fees and Other--Franchise fees paid
         --------------------------------------------------
         to the respective franchisors of the hotel properties are amortized on a straight-line basis over ten to twenty years which approximates the terms of the respective agreements. Costs of obtaining financing are capitalized and amortized over the respective terms of the debt.

         Costs directly related to commencing a hotel's operations are deferred until the hotel has opened. These preopening expenses are amortized over one year using the straight-line method. Unamortized preopening costs were approximately $1,239 and $2,113 as of fiscal year-end 1996 and 1995, respectively.

         The components of deferred financing costs, franchise fees and other are summarized as follows:

                                           FISCAL YEAR-END
                                          -----------------
                                            1996      1995
                                          -------   -------
Deferred financing costs                  $20,956   $19,523
Franchise fees                              4,877     4,192
Less- Accumulated amortization             (7,212)   (5,135)
                                          -------   -------
                                           18,621    18,580
Restricted cash deposit, interest
 bearing, maintained with an insurance      4,934     5,256
 carrier
Deposits                                    5,986     3,082
Preopening expenses and other               1,570     2,415
                                          -------   -------
                                          $31,111   $29,333
                                          =======   =======

     (e) Property and Equipment--Property and equipment are stated at cost
         ----------------------
         (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method while all other property is depreciated using both straight-line and accelerated methods. The estimated useful lives of the assets are summarized as follows:


                                          LIVES IN YEARS
                                          --------------
Land improvements                              5-25
New buildings and improvements                 5-40
Purchased buildings                             25
Furniture, fixtures and equipment              5-10

         Construction in progress includes primarily land, development and construction costs of certain hotel developments. Costs associated with hotel development construction in progress approximated $120 million in 1996 and $25 million in 1995, with the remainder representing refurbishments of operating hotels.

         Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $7,162, 5,270, and $950 for the fiscal years ended 1996, 1995 and 1994, respectively. Construction in progress is recorded at the lower of cost or market. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

         The accompanying 1996 consolidated financial statements include the land costs for thirty-three of the operating hotel properties. Land for the remaining six operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Rent expense for land leases was $450, $288, and $245 for the fiscal years ended 1996, 1995 and 1994, respectively.

     (f) Hotel Investments--The equity interest in a hotel contributed to the
         -----------------
         Partnership by Mr. Hammons in 1994 consisted of a 50% interest in an Iowa limited liability company. The hotel commenced operations in 1995 and is included in the accompanying consolidated financial statements. The Partnership has the option to purchase the remaining 50% interest for not less than $3,100 through December 31, 2000. The Partnership managed the construction, opening and continuing operations of the hotel and is responsible for arranging capital to maintain operations. Accordingly, 100% of the operations of the hotel in 1996 and 1995 have been reflected in the consolidated statements of income and the $3,100 obligation is included in other obligations and deferred revenue in the accompanying consolidated balance sheets.

     (g) Par Operating Equipment--A hotel's initial expenditures for the
         -----------------------
         purchase of china, glassware, silverware and linens are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

     (h) Advertising--The Partnership expenses the cost of advertising
         -----------
         associated with operating hotels as incurred. Advertising costs incurred for a hotel prior to its opening are deferred and charged to expense in the period the hotel commences operations.

         Advertising expense for 1996 and 1995 was approximately $17,373 and $16,206, respectively, of which approximately $291 and $1,038, respectively, pertained to preopening advertising expenses of the hotels which opened in these respective years. Advertising expense incurred in 1994 was approximately $13,168, none of which related to preopening advertising expense.

     (i) Pensions and Other Benefits--The Partnership contractually provides
         ---------------------------
         retirement benefits for certain union employees at two of its hotel properties under a union sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $54, $52, and $53 for the fiscal years ended 1996, 1995 and 1994, respectively.

         Effective January 1996, the Partnership implemented an employee savings plan (a 401(k) plan). The Partnership matches a percentage of an employee's contribution. The Partnership's matching contributions are funded currently. The cost of the matching program and administrative costs charged to income was approximately $293 in 1996. The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

     (j) Self-Insurance--The Partnership is self-insured for certain levels of
         --------------
         general liability and workers' compensation coverage. Estimated costs of these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, assumed claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change.

     (k) Income Taxes--Prior to 1994 the entities and properties included in the
         ------------
         accompanying consolidated financial statements consisted of a Partnership, S Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

         As described in Note 1, the Partnership and its general partner, as applicable, completed public offerings of first mortgage notes and equity securities. Prior to the consummation of these offerings, the S Corporation status of the catering companies was terminated, and, accordingly, the Partnership is subject to federal and state income taxes on taxable income, if any, earned by the catering companies after the effective date of the securities registrations. There were nominal, if any, earnings attributable to the catering companies after the applicable public offerings and there were no undistributed earnings of the S Corporations at the time of termination.

     (l) Revenue Recognition--The Partnership recognizes revenues from its
         -------------------
         rooms, catering and restaurant facilities as earned on the close of business each day.

     (m) Use of Estimates--The preparation of financial statements in conformity
         ----------------
         with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n) Fiscal Year--The Partnership's fiscal year ends on the Friday nearest
         -----------
         December 31 which includes 53 weeks in 1996 and 52 weeks in 1995 and 1994.

         The periods ended in the accompanying consolidated financial statements are summarized as follows:

                      YEAR                  FISCAL YEAR-END
                   ----------              -------------------

                      1996                  January 3, 1997
                      1995                  December 29, 1995
                      1994                  December 30, 1994

     (o) Reclassifications--Certain reclassifications have been reflected in
         -----------------
         1995 and 1994 to conform with the current period presentation.

     (p) New Accounting Pronouncements--In March 1995, the Financial Accounting
         -----------------------------
         Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. This statement also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The Company has adopted this standard with no material impact on the consolidated financial statements.

(3)  Related Party Transactions-
     --------------------------

     (a) Hotel Management Fees--In addition to managing the hotel properties
         ---------------------
         included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons. A management fee of approximately 3% of gross revenues (as defined) is paid to the Partnership by these hotels which aggregated approximately $717, $694, and $782 for the fiscal years ended 1996, 1995 and 1994, respectively.

     (b) Accounting and Administrative Services--The hotels have contracted for
         --------------------------------------
         accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,228, $1,181, and $1,082 for the fiscal years ended 1996, 1995 and 1994, respectively.

         In 1995, Mr. Hammons negotiated a new contract with WHI to continue to provide accounting and administrative services through June 1999. Charges for these services provided by WHI will approximate $32 per year for each hotel property for the duration of the agreement.

     (c) Insurance Coverage--Umbrella, property, auto, commercial liability and
         ------------------
         workers' compensation insurance are provided to the hotel properties under a blanket commercial policy purchased by John Q. Hammons Hotels, Inc. or WHI, covering hotel properties owned by the Partnership, Mr. Hammons, or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $6,265, $5,764, and $5,472 for the fiscal years ended 1996, 1995 and 1994, respectively.

     (d) Deferred Revenue--Certain of the hotel properties included in the
         ----------------
         accompanying statements, as well as certain other properties owned or controlled by Mr. Hammons, were party to a phone service agreement with an unrelated party that expires in May 1999. In conjunction with this agreement, certain advances were received for prospective revenues. This deferred revenue is being amortized to telephone revenues.

     (e) Allocation of Common Costs--The Partnership incurs certain hotel
         --------------------------
         management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. These costs are allocated by the Company to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $150, $180, and $238 for the fiscal years ended 1996, 1995 and 1994, respectively. Management considers these allocations to be reasonable.

     (f) Transactions with Partners and Directors--At January 3, 1997, there
         ----------------------------------------
         were certain prepayments to a partner associated with the Partnership's estimated 1996 and 1997 taxable income, which approximated $315.

         The Partnership reimburses JQH for any development costs incurred on behalf of the Partnership, at cost. These costs amounted to approximately $4,621 and $2,851 in 1996 and 1995, respectively.

         During 1996, the Partnership entered into an agreement with a director relating to certain financial advisory services. The Partnership has recognized approximately $188 in expense in 1996 under this agreement.

     (g) Summary of Related Party Expenses--The following summarizes expenses
         ---------------------------------
         reported as a result of activities with related parties:

                                                      FISCAL YEAR-END
                                                 -------------------------
                                                   1996     1995     1994
                                                 -------  -------  -------
Expenses included within general,
 administrative, sales and management
 service expenses:
  Accounting and administrative                   $1,228   $1,181   $1,082
  Rental expenses (Note 6)                           520      420      409
  Financial advisory services from a
   director                                          188     -        -
                                                  ------   ------   ------
                                                  $1,936   $1,601   $1,491
                                                  ======   ======   ======
Interest expense associated with
 obligations due Mr. Hammons                      $ -      $ -      $  426
                                                  ======   ======   ======

Allocated insurance expense from the
 pooled coverage included within
 various operating categories                     $6,265   $5,764   $5,472
                                                  ======   ======   ======

(4)  Franchise Agreements-
     --------------------

     As of year end 1996 and 1995, thirty-six of the thirty-nine and thirty-four of the thirty-seven, respectively, operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with a national hotel chain which require each hotel to remit to the franchisor monthly fees equal to approximately four percent of gross room revenue, as defined. Franchise fees expensed under these contracts were $6,250, $5,534, and $5,061 for the fiscal years ended 1996, 1995 and 1994, respectively.

     As part of the franchise agreement, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 3.5% of room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of income as a component of sales expenses was approximately $5,493, $4,666, and $4,087 for the fiscal years ended 1996, 1995 and 1994, respectively.

(5)  Long-Term Debt-
     --------------

     The components of long-term debt are summarized as follows:

                                                             FISCAL YEAR-END
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
First mortgage notes, interest at 8.875%, interest only
payable February 15 and August 15, principal due
February 15, 2004, secured by a first mortgage lien on
twenty hotel properties and additional capital
contributions of up to $150 million by Mr. Hammons
and an entity under his control. (Note 1(b))               $300,000   $300,000

First mortgage notes, interest at 9.75%, interest only
payable April 1 and October 1, principal due October 1,
2005, secured by a first mortgage lien on six hotel
properties and a second mortgage lien on two hotel
properties and additional capital contributions of up to
$45 million by Mr. Hammons. (Note 1 (b))                     90,000     90,000

                                                               FISCAL YEAR-END
                                                             -------------------
                                                               1996       1995
                                                             --------   --------
Development Bonds, variable interest rate
approximating 85% of the bond equivalent yield of
thirteen week U.S. Treasury bills (not to exceed 12%)
and fixed rates ranging from 7.125% to 9.00%, payable
in scheduled installments through April, 2024, certain of
the obligations are subject to optional prepayments by
the bondholders, secured by certain hotel facilities,
fixtures, assignment of rents, a letter of credit and, with
respect to approximately $16,247 of development bonds,
a personal guarantee of Mr. Hammons.                           36,873     37,625

Mortgage notes payable to banks, insurance companies
and a state retirement plan, variable interest rates at
prime plus 1% and fixed rated ranging from 8% to
10.5%, payable in schedules installments through June,
2024, secured by certain hotel facilities, fixtures,
assignment of rents and certain other real property
controlled by Mr. Hammons and, with respect to
approximately $36,340 of mortgage notes, a personal
guarantee of Mr. Hammons.                                      93,874     27,024

Other notes payable, various variable interest rates and
fixed rates ranging from 6.5% to 12%, payable in
scheduled installments through July, 2002, secured by
certain hotel improvements, furniture, fixtures and
related equipment and, with respect to approximately
$1,475 of notes, a personal guarantee of Mr. Hammons.          10,396      3,445
                                                             --------   --------
                                                              531,143    458,094

Less- current portion                                         (12,444)    (7,981)
                                                             --------   --------
                                                             $518,699   $450,113
                                                             ========   ========

   The indenture agreements relating to the 1994 and 1995 notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners, stockholders or affiliates, incur certain liens, engage in mergers or consolidations and achieve certain interest coverage ratios, as defined. In addition, certain of the other credit agreements include subjective acceleration clauses and limit, among others, the incurrence of certain liens and additional indebtedness.

Scheduled maturities of long-term debt are summarized as follows:


                                                                 YEAR-END
    YEAR ENDING                                                    1996
   -------------                                                ----------
     1997 (A)                                                     $ 12,444
     1998                                                           20,466
     1999                                                           32,397
     2000                                                            3,500
     2001                                                            8,704
     Thereafter                                                    453,632
                                                                ----------
                                                                  $531,143
                                                                ==========

     (A) Maturities of long-term debt of approximately $5.3 million in 1997 are scheduled to be amortized over periods extending subsequent to 2001.

(6)  Commitments and Contingencies-

     (a) Operating Leases--The hotel properties lease certain equipment and land
         ----------------
         from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these leases was approximately $1,629, $1,076, and $827 for the fiscal years ended 1996, 1995 and 1994, respectively, which has been included in general and management service expenses.

         Included in the accompanying consolidated financial statements are the operating results of trade centers located in Billings, Montana; Joplin, Missouri and Portland, Oregon. Each of the trade centers are owned by Mr. Hammons. The lease agreements for the Billings and Joplin trade centers stipulate nominal rentals for each of the fiscal years ended 1996, 1995, 1994 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri from a partnership (of which Mr. Hammons is a partner) under two leases, one of which provides for annual payments of $36 beginning in January 1994 while the other lease provides for an annual payment of $84 for a three year period. Upon expiration of these two leases, the Partnership entered into several new leases with the same partnership. These leases commence in January 1997 and provide for annual payments of approximately $231 through December 1998. During 1996, the Partnership entered into two land leases with Mr. Hammons relating to hotels currently under development. Subject to the Company exercising purchase options provided under these agreements, these leases extent through 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $270. Rent expense for the Portland and Springfield locations was approximately $520, $420, and $409 for the fiscal years ended 1996, 1995 and 1994, respectively.

         The minimum annual rental commitments for these noncancelable operating leases at January 3, 1997 are as follows:


      FISCAL YEAR
        ENDING         MR. HAMMONS   OTHER      TOTAL
     ------------      -----------  --------   -------
         1997           $   746     $   970    $ 1,716
         1998               791         861      1,652
         1999               570         763      1,333
         2000               570         697      1,267
         2001               570         535      1,105
      Thereafter         11,815      41,119     52,934
                        -------     -------    -------
                        $15,062     $44,945    $60,007
                        =======     =======    =======

     (b) Hotel Development--In 1997 and early 1998, the Company plans to
         -----------------
         complete construction and open eight new hotels. The total estimated aggregate development and construction costs for these hotels are expected to exceed $250 million.

     (c) Legal Matters--The Partnership is party to various legal proceedings
         -------------
         arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position or results of operations.


(7)  Fair Value of Financial Instruments-
     -----------------------------------

     The fair values of marketable securities, and long-term debt approximate their historical carrying amounts except with respect to the 1994 and 1995 notes issues for which fair market value was approximately $387 million and $380 million at 1996 and 1995, respectively. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

(8)  Public Offerings-
     ----------------

     In addition to the completion of the sale of equity securities as more fully described in Note 1, the Partnership completed the sale of $300 million of first mortgage notes in 1994 and in 1995 completed the sale of $90 million of first mortgage notes. Proceeds of the offerings were primarily used for retirement of then existing mortgage debt, permitted distributions to the then existing partners, transaction costs associated with the debt offerings and to provide funding for new hotel development.

     In conjunction with the retirement or refinancing of its then existing mortgage debt, the Partnership incurred approximately $0.3 million and $3.3 million ($3.0 million in conjunction with the 1994 debt offering and $0.3 million in conjunction with the 1994 equity offering) of prepayment charges in 1995 and 1994, respectively. These prepayment charges have been reflected in the accompanying 1995 and 1994 consolidated statements of income as an extraordinary item.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri on the 28th day of March, 1997.

                                    JOHN Q. HAMMONS HOTELS, L.P.

                                    By:  John Q. Hammons Hotels, Inc.,
                                         its general partner



                                    By:  /s/ John Q. Hammons
                                    ------------------------
                                      John Q. Hammons
                                      Chairman and Founder

                                    JOHN Q. HAMMONS HOTELS FINANCE
                                    CORPORATION



                                    By:/s/ John Q. Hammons
                                    ----------------------
                                    John Q. Hammons
                                    Chairman and Founder

                                    JOHN Q. HAMMONS HOTELS FINANCE
                                    CORPORATION II



                                     By:/s/ John Q. Hammons
                                     ----------------------
                                     John Q. Hammons
                                     Chairman and Founder

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc., as general partner of John Q. Hammons, L.P., John Q. Hammons Hotels Finance Corporation, and John Q. Hammons Hotels Finance Corporation II on March 28, 1997.

          Signatures                           Title

/s/ John Q. Hammons
-------------------
John Q. Hammons                  Chairman and Founder of John Q. Hammons Hotels,
                                 Inc., John Q. Hammons Hotels Finance
                                 Corporation and John Q. Hammons Finance
                                 Corporation II (Principal Executive Officer)


/s/ David B. Jones
------------------
David B. Jones                   Director, President of John Q. Hammons Hotels,
                                 Inc., John Q. Hammons Hotels Finance
                                 Corporation and John Q. Hammons Hotels Finance
                                 Corporation II

/s/ Mel J. Volmert
------------------
Mel J. Volmert                   Director, Executive Vice President, Finance,
                                 Treasurer and Chief Financial Officer of John
                                 Q. Hammons Hotels, Inc., John Q. Hammons Hotels
                                 Finance Corporation and John Q. Hammons Hotels
                                 Finance Corporation II (Principal Financial
                                 Officer and Principal Accounting Officer)

/s/ Jacqueline A. Dowdy
-----------------------
Jacqueline A. Dowdy             Director, Secretary of John Q. Hammons Hotels,
                                Inc., John Q. Hammons Hotels Finance Corporation
                                and John Q. Hammons Hotels Finance
                                Corporation II


/s/ William J. Hart
-------------------
William J. Hart                 Director of John Q. Hammons Hotels, Inc.


/s/ Daniel L. Earley
--------------------
Daniel L. Earley                Director of John Q. Hammons Hotels, Inc.


/s/ Robert T. Jones, Jr.
------------------------
Robert T. Jones, Jr.            Director of John Q. Hammons Hotels, Inc.


/s/ James F. Moore
------------------
James F. Moore                  Director of John Q. Hammons Hotels, Inc.

/s/ John E. Lopez-Ona
---------------------
John E. Lopez-Ona               Director of John Q. Hammons Hotels, Inc.

INDEX TO EXHIBITS
EXHIBIT INDEX
  Exhibit                                                          Sequentially
  Number                          Description                      Numbered Page
  -------                         -----------                      -------------
    *3.1    Second Amended and Restated Agreement of Limited
            Partnership of the Company (the "Partnership
            Agreement")
  ***3.2    Amendment No. 1 to the Partnership Agreement
            (incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 30, 1994)
  ***3.3    Amendment No. 2 to the Partnership Agreement
  ***3.4    Certificate of Limited Partnership of the Company, as
            amended
    *3.5    Restated Certificate of Incorporation of the General
            Partner
  ***3.6    Certificate of Incorporation of John Q. Hammons Hotels
            Finance Corporation II
  **10.1    1994 Note Indenture
  **10.2    1995 Note Indenture
  **10.3    Embassy Suites License Agreement
  **10.4    Option Purchase Agreement
   *10.5    Collective Bargaining Agreement between East Bay
            Hospitality Industry Association, Inc. and Service
            Employees' International Union
    10.6a   Collective Bargaining Agreement for 06/01/92 to
            5/31/95
   *10.7    Letter Agreement re: Hotel Financial Services for
            Certain Hotels Owned and Operated by John Q. Hammons
            or JQH Controlled Companies
    10.9a   John Q. Hammons Building Lease Agreement
    10.9b   John Q. Hammons Building Lease Agreement
    10.9c   John Q. Hammons Building Lease Agreement
    10.9d   John Q. Hammons Building Lease Agreement
   *10.10   Triple Net Lease
   *10.11   Lease Agreement between John Q. Hammons and John Q.
            Hammons Hotels, L.P.
   *10.13   Employment Agreement between John Q. Hammons Hotels,
            Inc. and Mel J. Volmert
    10.14a  Amendment No. 1 to the Employment Agreement between
            John Q. Hammons Hotels, Inc. and Mel J. Volmert
    10.14b  Amended and restated Employment Agreement between
            John Q. Hammons Hotels, Inc. and David B. Jones
    10.15a  Ground lease between John Q. Hammons and John Q.
            Hammons-Branson L.P.
    10.15b  Ground lease between John Q. Hammons and John Q.
            Hammons Hotels, Two L.P.
   *10.16   Operating Agreement of RiverCenter Plaza Development
            Co., L.C., an Iowa limited liability company
 ***10.17   Agreement of Limited Partnership of John Q. Hammons
            Hotels, L.P. Two
 ***10.18   Agreement of Limited Partnership of John Q. Hammons
            Hotels - Montgomery L.P.
    12.1    Computations of Ratio of Earnings to Fixed Charges
            of the Company
 ***21      Subsidiaries of the Company
    *   Incorporated herein by reference to the General Partner's
        Registration Statement (Registration No. 33-84570) previously filed with the Commission.

   **   Incorporated herein by reference to the Company's
        Registration Statement (Registration No. 33-73340) previously filed with the Commission.

   ***  Incorporated herein by reference to the Company's
        Registration Statement (Registration No. 33-99614) previously filed with the Commission.