Form 10-Q
period 1997-04-04
HAMMONS JOHN Q HOTELS LP
filed 1997-05-16
CIK 916536

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 1997
                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                   INDEX

PART I.   FINANCIAL INFORMATION

                                                                         PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at January 3, 1997 (audited)
     and April 4,1997 (unaudited) ..................................      3

     Consolidated Statements of Income for the three months
     ended March 29, 1996 (unaudited) and
      April 4, 1997 (unaudited) .......................................   5

     Consolidated Statements of Changes in Equity for the period
     January 3,  1997 to April 4, 1997 (unaudited)  ..................    6

     Consolidated Statements of Cash Flows for the
     three months ended March 29,1996 and
     April 4, 1997 (unaudited).....................................       7

     Notes to Consolidated Financial Statements ......................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
      and  Results of Operations ...................................      9

PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings...........................................    15

Item 6.  Reports on Form 8-K...........................................  15

                 Signatures ........................................     16







   PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements

               JOHN Q. HAMMONS HOTELS, L.P.
              CONSOLIDATED BALANCE SHEETS
                     (000's omitted)

                                   ASSETS
                                              April 4 , 1997   January 3, 1997
                                              (Unaudited)           (Audited)
CASH AND EQUIVALENTS                             $25,969            $46,449
MARKETABLE SECURITIES                              1,646              2,355
RECEIVABLES
   Trade, less allowance for doubtful accounts
           of $163                                 7,144              5,790
Construction reimbursements and management fees      740                825
 INVENTORIES                                       1,024              1,019
PREPAID EXPENSES AND OTHER                         1,556              1,928
Total current assets                              38,079             58,366

PROPERTY AND EQUIPMENT, at cost
    Land and improvements                         31,847             29,712
    Buildings and improvements                   458,103            433,059
    Furniture, fixtures and equipment            168,871            160,198
    Construction in progress                     130,233            120,525
                                                 789,054            743,494
Less-accumulated depreciation and amortization  (181,409)          (174,899)
                                                 607,645            568,595
DEFERRED FINANCING COSTS, FRANCHISE
FEES AND OTHER, net                               29,893             31,111
                                                $675,617           $658,072

See Notes to Consolidated Financial Statements



                           JOHN Q. HAMMONS HOTELS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                            LIABILITIES AND EQUITY
                                              April 4, 1997   January 3 ,1997
                 LIABILITIES:                 (Unaudited)       (Audited)

Current portion of long-term debt                $15,377         $12,444
Accounts payable                                  20,397          29,977
Accrued expenses
    Payroll and related benefits                   3,710           4,611
    Sales and property taxes                       6,760           7,069
    Insurance                                      9,954           9,511
    Interest                                       3,854          12,634
   Utilities, franchise fees, and other            6,669           6,242
Total current liabilities                         66,721          82,488
Long-term debt                                   547,541         518,699
Other obligations and deferred revenue             7,693           7,023
Total liabilities                                621,955         608,210

COMMITMENTS AND CONTINGENCIES

 EQUITY
    Contributed capital                           96,436          96,436
    Partners' and other deficits, net            (42,774)        (46,574)
                   Total equity                   53,662          49,862
                                                $675,617        $658,072

                    See Notes to Consolidated Financial Statements



                             JOHN Q. HAMMONS HOTELS, L.P.
                         CONSOLIDATED STATEMENTS OF INCOME
                                  (000's omitted)

                                                Three Months Ended
                                        April 4, 1997       March. 29, 1996
                                         (Unaudited)           (Unaudited)
REVENUES:
    Rooms                                   $45,397                $40,231
    Food and beverage                        20,397                 19,761
    Meeting room rental and other             4,748                  4,628
                Total revenues               70,542                 64,620

OPERATING EXPENSES:
  Direct operating costs and expenses-
    Rooms                                    11,269                 10,294
    Food and beverage                        14,838                 14,303
    Other                                       750                    716
General, administrative and sales expense    20,073                 19,364
Repairs and maintenance                       2,905                  2,600
Depreciation and amortization                 6,933                  5,921
 Total operating expenses                    56,768                 53,198
INCOME FROM OPERATIONS                       13,774                 11,422

OTHER INCOME (EXPENSE)
  Interest income                               359                    694
  Interest expense and amortization of deferred
    financing fees                           (9,718)                (9,959)
NET INCOME                                   $4,415                 $2,157

See Notes to Consolidated Financial Statements



                  JOHN Q. HAMMONS HOTELS, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                         (000's omitted)

           Contributed Capital   Partners and other equity  (deficit)
                         General     General         Limited
                         Partner     Partner         Partner        Total
BALANCE,
January 3, 1997 (audited)$96,436     ($80,236)        $33,662          $49,862

Distributions               --           --              (615 )           (615)

Net income                  --          1,250           3,165            4,415

BALANCE,
April 4,1997 (unaudited) $96,436     ($78,986)        $36,212          $53,662


                         See Notes to Consolidated Financial Statements


                         JOHN Q. HAMMONS HOTELS, L.P..
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (000's omitted)

                                                      Three Months Ended
                                                 April 4, 1997   March 29,1996
CASH FLOWS FROM OPERATING ACTIVITIES:             (Unaudited)     (Unaudited)

Net income                                               $4,415        $2,157
Adjustments to reconcile net income to cash provided by
 (used in ) operating activities -
  Depreciation, amortization, and loan cost amortization  7,391         6,379
Changes in certain assets and liabilities-
   Receivables                                           (1,269)          165
   Inventories                                               (5)           89
   Prepaid expenses and other                               372          (304)
  Accounts payable                                       (9,580)          (80)
     Accrued expenses                                    (9,120)       (2,699)
Other obligations and deferred revenue                      670          (154)
  Net cash provided by (used in) operating activities    (7,126)        5,553
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net              (45,435)      (21,486)
  Franchise fees and other                                  212          (426)
 Sale of marketable securities                              709        13,060
Net cash used in investing activities                   (44,514)       (8,852)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                               32,929         - -
  Repayments of debt                                     (1,154)         (394)
Distributions                                              (615)         (670)
Net cash provided by (used by) financing activities      31,160        (1,064)
Increase (decrease) in cash and equivalents             (20,480)       (4,363)
CASH AND EQUIVALENTS, beginning of period                46,449        41,777


CASH AND EQUIVALENTS, end of period                     $25,969       $37,414


SUPPLEMENTAL  DISCLOSURE   OF   CASH FLOW
INFORMATION

CASH PAID FOR INTEREST, net of amounts capitalized      $18,024       $13,989

               See Notes to Consolidated Financial Statements


               JOHN Q. HAMMONS HOTELS, L.P.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (unaudited)

1.  ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries ("Partnership"), consisting of John Q. Hammons Hotels Finance Corporation ("Finance Corp.") and John Q. Hammons Hotels Finance Corporation II ("Finance Corp. II"), both corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotels operations.

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


2. GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended January 3, 1997, which included consolidated financial statements for the year ended January 3, 1997 and December 29, 1995.

The information contained herein reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Partnership considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and government agency obligations that mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost.


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


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis addresses results of operations for the three months ended April 4, 1997 and March 29, 1996.


Total revenues increased to $70.5 million in the 1997 Three Months from $64.6 million in the 1996 Three Months, an increase of $5.9 million or 9.2%. Of the total revenues reported in the 1997 Three Months, 64.4% were revenues from rooms, 28.9% were revenues from food and beverage, and 6.7% were revenues from meeting room rental and other, compared with 62.2%, 30.6%, and 7.2% respectively during the 1996 Three Months.

Rooms revenues increased to $45.4 million in the 1997 Three Months from $40.2 million in the 1996 Three Months, an increase of $5.2 million or 12.8% as a result of increases in average room rates and occupancy and total number of available rooms. Average room rates of all owned hotels increased to $80.08 in the 1997 Three Months from $75.20 in the 1996 Three Months, an increase of $4.88 or 6.5%. Occupancy increased to 63.2% in the 1997
Three Months from 63.1% in the 1996 Three Months, an increase of 0.1 percentage points.

Food and beverage revenues increased to $20.4 million in the 1997 Three Months from $19.8 million in the 1996 Three Months, an increase of $0.6 million or 3.2%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $4.7 million in the 1997 Three Months from $4.6 million in the 1996 Three Months, an increase of $0.1 million or 2.6%.

Direct operating costs and expenses - rooms increased to $11.3 million in the 1997 Three Months from $10.3 million in the 1996 Three Months, an increase of $1.0 million or 9.5%.
This expense represented 24.8% of rooms revenues in the 1997 Three Month period and 25.6% in the 1996 Three Month period.

Direct operating costs and expenses - food and beverage increased to $14.8 million in the 1997 Three Months from $14.3 million in the 1996 Three Months, an increase of $0.5 million or 3.7%.

Direct operating costs and expenses - other were $0.7 million in the 1997 and 1996 Three Months.

General, administrative and sales expenses increased to $20.1 million in the 1997 Three Months from $19.4 million in the 1996 Three Months, an increase of $0.7 million or 3.7%.
The increased expenses were a result of a greater number of hotels open during the 1997 Three Months.

Repairs and maintenance expenses increased to $2.9 million in the 1997 Three Months from $2.6 million in the 1996 Three Months, an increase of $0.3 million or 11.7%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $6.9 million in the 1997 Three Months from $5.9 million in the 1996 Three Months, an increase of $1.0 million or 17.1%. These expenses represented 9.8% of total revenues in the 1997 Three Month period and 9.2% of total revenues in the 1996 Three Month period. The increase was attributable to the greater number of open hotels during the period.

Income from operations increased to $13.8 million in the 1997 Three Months from $11.4 million in the 1996 Three Months, an increase of $2.4 million or 20.6%. The increase was primarily due to the higher amount of total revenue.

Interest income decreased to $0.4 million in the 1997 Three Months from $0.7 million in the 1996 Three Months, a decrease of $0.3 million or 48.3%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees decreased to $9.7 million in the 1997 Three Months from $10.0 million in the 1996 Three
Months, a decrease of $0.3 million or 2.4%. As a percentage of total revenues, this expense decreased to 13.8% in the 1997 Three Months from 15.4% in the 1996 Three Months as a result of additional capitalized interest associated with projects under construction.

Net Income increased to $4.4 million in the 1997 Three Months from $2.2 million in the 1996 Three Months, an increase of $2.2 million or 104.7%. As a percentage of total revenues, it increased to 6.3% in the 1997 Three Months from 3.3% in the 1996 Three Months. The increase was primarily due to an increase in income from operations associated with the six hotels opened in 1995 that are continuing to mature towards normal occupancy levels.

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

At April 4, 1997 the Partnership had $26.0 million of cash and equivalents, and also had $1.6 million of marketable securities. Such investmnet is expected to be used for development of new hotels and other working capital requirements of the Partnership.

Net cash used by operating activities was $7.1 million for the first three months of 1997 compared to cash provided by operating activities of $5.6 million at the end of the first three months of 1996, a decrease of $12.7
million.   A majority of the decrease was due to the decrease in construction payables and accrued expenses.


The Partnership incurred net capital expenditures of $ 45.4 million during the first three months of 1997 and $21.5 million during the first three months of 1996. Capital expenditures include expenditures for development of new hotels and capital improvements on existing hotel properties. During the remainder of 1997 the Partnership expects capital expenditures to total approximately $179 million, representing $18 million for capital improvements on existing hotels and $161 million for continued new hotel development.


The Partnership currently has eight hotels under construction. The Partnership estimates that building and pre-opening costs of the these eight hotels will require aggregate funding of approximately $150 million from the Partnership (net of $124 million included in construction in progress at April 4, 1997). The Partnership has obtained loans on these eight hotels of $131 million ($31.0 million which had been drawn at April 4, 1997) and expects the remaining
1997 capital requirements to be funded by cash, operating income, and additional loans on four unencumbered hotels.

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

Based upon current plans relating to the timing of new hotel development, the Partnership anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normal recurring capital improvement projects through the end of 1997 for hotels currently under construction and normal recurring capital improvement projects.

The Partnership paid distributions of approximately $ 0.6 million during the
first three months  of 1997 to its partners.   Distributions by the
Partnership to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.
Supplemental Financial Information Relating to the 1994 and 1995 Collateral Hotels. The following tables set forth, as of April 4, 1997, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 Notes ("the 1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading
"Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels
Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                 Trailing 12 Months Ended April 4, 1997
                        _________       ________        __________    ______
                           1994           1995          Management     Total
                        Collateral     Collateral       Operations  Restricted
                          Hotels          Hotels                      Group
                        ----------     ----------        ----------  ---------
                     (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues          $ 153,323   $  61,680      $   4,660(a)  $ 219,663

Operating Expenses:
Direct operating costs
 and expenses                  58,715      24,423            --         83,138
 General, administrative, sales
 and management expenses (b)   42,390      18,332         (2,459)(c)    58,263
 Repairs and maintenance        6,354       2,878            --          9,232
 Depreciation and amortization 10,666       4,906            140        15,712
     Total operating expense  118,125      50,539         (2,319)      166,345

Income from operations     $   35,198   $  11,141      $   6,979     $  53,318
                              =======     =======         =======       ======
Operating Data:
Occupancy                      66.4%         66.4%
Average daily room rate       $77.72       $72.06
RevPAR                        $51.58       $47.84

                                      12 Months Ended January 3, 1997
                              _______     ________      _________    ________
                               1994         1995       Management    Total
                             Collateral   Collateral   Operations  Restricted
                              Hotels        Hotels                   Group
                             --------     ---------      --------   ---------
                             (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues            $153,000   $  61,375    $    3,211(a)  $217,586

Operating Expenses:
 Direct operating costs
 and expenses                   59,013      24,255           --        83,268
 General, administrative, sales
 and management expenses (b)    42,196      18,193        (2,451)(c)   57,938
 Repairs and maintenance         6,322       2,835           --         9,157
 Depreciation and amortization  10,235       4,714           120       15,069
     Total operating expenses  117,766      49,997        (2,331)     165,432

Income from operations       $  35,234   $  11,378   $     5,542      $52,154
                               =======      =======       =======     ======
Operating Data:
Occupancy                       66.5%         67.1%
Average daily room rate        $77.06       $71.40
RevPAR                         $51.23       $47.92

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


Part II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

               At April 4, 1997 there were no material pending legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri on the 16th day of May, 1997.


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