Form 10-Q
period 1997-07-04
HAMMONS JOHN Q HOTELS LP
filed 1997-08-14
CIK 916536

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the quarterly period ended July 4, 1997

                         OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the transition period from ___________________ to __________________________

Commission file number 033-73340-01


            John Q. Hammons Hotels, L.P.
     John Q. Hammons Hotels Finance Corporation
   John Q. Hammons Hotels Finance Corporation II
(Exact name of registrants as specified in their charters)

                 Delaware                         43-1523951
                 Missouri                         43-1680322
                 Missouri                         43-1720400
  (State or other jurisdiction of incorporation  (IRS Employer
                 or organization)                Identification Nos.)


            300 John Q. Hammons Parkway
                     Suite 900
               Springfield, MO  65806
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

                                     INDEX



PART I.   FINANCIAL INFORMATION

                                                                        PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at  July 4, 1997 (unaudited) and
     January 3,1997 (audited) ...........................................   3

     Consolidated Statement of Income for the three and six months
     ended July 4, 1997 (unaudited) and June 28, 1996  (unaudited)......    5

     Consolidated Statements of Changes in Equity for the period
     January 3,  1997 to July 4, 1997 (unaudited)  .....................    6

     Consolidated Statements of Cash Flows for the six months ended
     July 4, 1997 (unaudited) and June 28, 1996 (unaudited).............    7

     Notes to Consolidated Financial Statements ........................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations ...........................................   10

PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings..............................................   19

Item 6.  Reports on Form 8-K............................................   19

         Signatures ....................................................   20


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            JOHN Q. HAMMONS HOTELS, L.P.
                            CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                       ASSETS
                                            July  4, 1997      January 3, 1997
                                                (Unaudited)        (Audited)
CURRENT ASSETS
   Cash and equivalents                           $25,496             $46,449
   Marketable securities                            5,109               2,355
   Receivables -
     Trade, less allowance for doubtful
         accounts of  $163                          7,246               5,790
     Construction reimbursements and
         management fees                            1,078                 825
   Inventories                                      1,054               1,019
   Prepaid expenses and other                       1,728               1,928
                                                 ---------           ---------
Total current assets                               41,711              58,366
                                                 ---------           -----------
PROPERTY AND EQUIPMENT, at cost
     Land and improvements                         34,806              29,712
     Buildings and improvements                   506,533             433,059
     Furniture, fixtures and equipment            189,930             160,198
     Construction in progress                     112,117             120,525
                                                ----------         ----------
                                                  843,386             743,494
     Less-Accumulated depreciation
         and amortization                        (188,487)           (174,899)
                                                ----------         ----------
                                                  654,899             568,595
DEFERRED FINANCING COSTS, FRANCHISE
       FEES AND OTHER, net                         32,163              31,111
                                                ----------          ---------
                                                 $728,773            $658,072
                                                ==========          =========

            See Notes to Consolidated Financial Statements


                JOHN Q. HAMMONS HOTELS, L.P.
                CONSOLIDATED BALANCE SHEETS
                    (000's omitted)
                 LIABILITIES AND EQUITY

                                             July 4, 1997      January 3, 1997
                                               (Unaudited)         (Audited)
                   CURRENT LIABILITIES
   Current maturities of long-term debt       $   9,326             $12,444
   Accounts payable                              20,758              29,977
   Accrued expenses:
     Payroll and related benefits                 5,004               4,611
     Sales and property taxes                     8,749               7,069
      Insurance                                  10,392               9,511
      Interest                                   12,611              12,634
      Utilities, franchise fees,  and other       7,064               6,242
                                              ----------           ---------
   Total current liabilities                     73,904              82,488
LONG-TERM DEBT                                  586,870             518,699
OTHER OBLIGATIONS AND DEFERRED REVENUE            9,430               7,023
                                              ----------           ---------
              Total liabilities                 670,204             608,210
                                              ----------           ---------
COMMITMENTS AND CONTINGENCIES

EQUITY
    Contributed capital                          96,436              96,436
    Partners' and other deficits, net           (37,867)            (46,574)
                                               ----------         ----------
              Total equity                       58,569              49,862
                                               ----------         ----------
                                               $728,773            $658,072
                                               =========           =========

                 See Notes to Consolidated Financial Statements


                    JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF INCOME
                           (000's omitted)

                              Three Months Ended         Six Months Ended
                          July 4,1997 June 28, 1996  July 4,1997 June 28, 1996
    REVENUES :            (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
      Rooms                   $50,582      $44,126       $95,979      $84,357
      Food and beverage        20,841       19,435        41,238       39,196
      Meeting room rental
         and other              4,796        4,782         9,544        9,410
                            ----------   ----------    ----------    ---------
      Total revenues           76,219       68,343       146,761      132,963


    OPERATING EXPENSES :
    Direct operating costs and expenses
      Rooms                    12,573       10,826        23,842       21,120
      Food and beverage        15,100       14,448        29,938       28,751
      Other                       829          734         1,579        1,450
    General, administrative
        and sales expenses     20,279       18,428        40,352       37,792
    Repairs and maintenance     3,189        3,036         6,094        5,636
    Depreciation and
        amortization            8,104        6,025        15,037       11,946
                             ---------   ---------     ----------     ---------
    Total operating expenses   60,074       53,497       116,842      106,695
                            ----------   ---------     ----------     ----------
INCOME FROM OPERATIONS         16,145       14,846        29,919       26,268

OTHER INCOME (EXPENSE) :
  Interest income                 130          526           489        1,220
  Interest expense and amortization
    of deferred financing fees(10,168)      (9,470)      (19,886)     (19,429)
                             ----------   ---------     ---------    ---------
NET INCOME                     $6,107       $5,902       $10,522      $ 8,059
                             ==========   =========     =========     ========

          See Notes to Consolidated Financial Statements


                           JOHN Q. HAMMONS HOTELS, L.P.
                    CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                 (000's omitted)


                            Contributed        Partners and
                            Capital            Other Equity (Deficit)
                              General          General     Limited
                              Partner          Partner     Partner    Total

BALANCE,
 January 3, 1997 (Audited)      $96,436      ($80,236)    $33,662    $49,862

 Distributions                                             (1,815)    (1,815)
 Net Income                                     2,979       7,543     10,522

                               ---------      ---------    --------  --------
 BALANCE,
 July 4, 1997  (Unaudited)      $96,436      ($77,257)     $39,390    $58,569
                               =========      =========    ========   =======

                   See Notes to Consolidated Financial Statements
                       JOHN Q. HAMMONS HOTELS, L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (000's omitted)

                                                      Six Months Ended
                                                 July 4,1997   June 28, 1996
                                                 (Unaudited)    (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                   $10,522         $8,059
       Adjustments to reconcile net income to cash
        provided by operating activities-
          Depreciation, amortization and
           loan cost amortization                    15,996          12,861
       Changes in certain assets and liabilities-
          Receivables                                (1,709)          1,785
          Inventories                                   (35)            116
          Prepaid expenses and other                    200             600
          Accounts payable                           (9,219)          2,406
          Accrued expenses                            3,753           1,066
          Other obligations and deferred revenue      2,407            (308)
                                                    ---------       --------
  Net cash provided by operating activities          21,915           26,585
                                                    ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment, net      (99,542)         (50,659)
      Franchise fees and other                       (3,810)          (1,496)
      Sale of marketable securities, net             (2,754)           5,535
                                                    ---------       ---------
  Net cash used in investing activities            (106,106)         (46,620)
                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowing                        66,831           19,000
      Repayments of debt                             (1,778)          (1,068)
      Distributions to partners                      (1,815)          (1,675)
                                                    ---------       --------
Net cash provided by  financing activities           63,238           16,257
                                                    ---------       --------
Increase (decrease) in cash and equivalents         (20,953)          (3,778)
CASH AND EQUIVALENTS, beginning of period            46,449           41,777
                                                    ---------        -------
CASH AND EQUIVALENTS, end of period                 $25,496          $37,999
                                                    =========        ========


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID FOR INTEREST ,net of amounts capitalized  $18,918          $18,567
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

2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended January 3, 1997, which included financial statements for the year ended January 3, 1997 and December 29, 1995.

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
The following discussion and analysis addresses results of operations for the three and six months ended July 4, 1997 and June 28, 1996.

THREE MONTHS

Total revenues increased to $76.2 million in the 1997 Three
Months from $68.3 million in the 1996 Three Months, an increase of $7.9 million or 11.5%. Of the total revenues reported in the 1997 Three Months, 66.4% were revenues from rooms, 27.3% were revenues from food and beverage, and 6.3% were revenues from meeting room rental and other, compared with 64.6%, 28.4%, and 7.0% respectively during the 1996 Three Months.

Rooms revenues increased to $50.6 million in the 1997 Three
Months from $44.1 million in the 1996 Three Months, an increase of $6.5 million or 14.6% because of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels (open more than one year) increased to $79.48 in the 1997 Three Months from $76.24 in the 1996 Three Months, an increase of $3.24 or 4.2%. Occupancy of Mature Hotels decreased to 68.0% in the 1997 Three Months from 68.3% in the 1996 Three Months, a decrease of 0.3 percentage points. The lower occupancy was primarily due to the increased number of limited service rooms opening in the immediate market area of some Partnership hotels.

Food and beverage revenues increased to $20.8 million in the 1997 Three Months from $19.4 million in the 1996 Three Months, an increase of $1.4 million or 7.2%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues were $4.8 million in the 1997 and 1996 Three Months.

Rooms operating expenses increased to $12.6 million in the 1997 Three Months from $10.8 million in the 1996 Three Months, an increase of $1.8 million or 16.1%. This expense represented 24.9% of rooms revenues in the 1997 Three Month period and 24.5% in the 1996 Three Month period.


Food and beverage operating expenses increased to $15.1 million in the 1997 Three Months from $14.4 million in the 1996 Three
Months, an increase of $0.7 million or 4.5%.

Other operating expenses increased to $0.8 million in the 1997
Three Months from $0.7 million in the 1996 Three Months, an increase of $0.1 million or 12.9%.

General, administrative and sales expenses increased to $20.3 million in the 1997 Three Months from $18.4 million in the 1996 Three Months, an increase of $1.9 million or 10.0%. The increased expenses were a result of expenses incurred during the 1997
Three Months associated with the opening of more rooms during 1996 and 1997.

Repairs and maintenance expenses increased to $3.2 million in the 1997 Three Months from $3.0 million in the 1996 Three Months, an increase of $0.2 million or 5.0%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $8.1 million in the 1997 Three Months from $6.0 million in the 1996 Three
Months, an increase of $2.1 million or 34.5%. These expenses represented 10.6% of total revenues in the 1997 Three Months and 8.8% of total revenues in the 1996 Three Months. The increase was a result of additional capital expenditures related to new hotels and improvements in existing properties.


Income from Operations increased to $16.1 million in the 1997
Three Months from $14.8 million in the 1996 Three Months, an increase of $1.3 million or 8.7%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1997 quarter.

Interest income decreased to $0.1 million in the 1997 Three
Months from $0.5 million in the 1996 Three Months, a decrease of $0.4 million. The decrease was attributable to lower balances in cash and equivalents because of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $10.2 million in the 1997 Three Months from $9.5 million in the 1996 Three Months, an increase of $0.7 million or 7.4%. As a percentage of total revenues, this expense decreased to 13.3% in the 1997 Three Months from 13.9% in the 1996 Three Months.

Net Income increased to $6.1 million in the 1997 Three Months from $5.9 million in the 1996 Three Months, an increase of $0.2 million or 3.5%. As a percentage of total revenues, net income decreased to 8.0% in the 1997 Three Months from 8.6% in the 1996 Three Months. The increase in net income was due primarily to an increase in total revenue due to the opening of new hotels in 1996 and 1997 offset in part by the increase in depreciation and interest expense associated with these openings.

SIX MONTHS

Total revenues increased to $146.8 million in the 1997 Six Months from $133.0 million in the 1996 Six Months, an increase of $13.8 million or 10.4%. Of the total revenues reported in the 1997 Six Months, 65.4% were revenues from rooms, 28.1% were revenues from food and beverage, and 6.5% were revenues from meeting room rental and other, compared with 63.4%, 29.5%, and 7.1% respectively during the 1996 Six Months.

Rooms revenues increased to $96.0 million in the 1997 Six Months from $84.4 million in the 1996 Six Months, an increase of $11.6 million or 13.8% as a result of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels increased to $78.90 in the 1997 Six Months from $75.74 in the 1996 Six Months, an increase of $3.16 or 4.2%. Occupancy of Mature Hotels decreased to 65.6% in the 1997 Six Months from 65.7% in the 1996 Six Months, a decrease of 0.1 percentage points.

Food and beverage revenues increased to $41.2 million in the 1997 Six Months from $39.2 million in the 1996 Six Months, an increase of $2.0 million or 5.2%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $9.5 million in the 1997 Six Months from $9.4 million in the 1996 Six Months, an increase of $0.1 million or 1.4%.

Rooms operating expenses increased to $23.8 million in the 1997 Six Months from $21.1 million in the 1996 Six Months, an increase of $2.7 million or 12.9%. This expense represented 24.8% of rooms revenues in the 1997 Six Month period and 25.0% in the 1996 Six Month period.

Food and beverage operating expenses increased to $29.9 million in the 1997 Six Months from $28.8 million in the 1996 Six Months, an increase of $1.1 million or 4.1%.

Other operating expenses increased to $1.6 million in the 1997 Six Months from $1.5 million in the 1996 Six Months, an increase of $0.1 million or 8.9%.

General, administrative and sales expenses increased to $40.4 million in the 1997 Six Months from $37.8 million in the 1996 Six Months, an increase of $2.6 million or 6.8%. The increased expenses were a result of expenses incurred during the 1997 Six Months associated with the opening of more rooms.

Repairs and maintenance expenses increased to $6.1 million in the 1997 Six Months from $5.6 million in the 1996 Six Months, an increase of $0.5 million or 8.1%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $15.0 million in the 1997 Six Months from $11.9 million in the 1996 Six Months, an increase of $3.1 million or 25.9%. These expenses represented 10.2% of total revenues in the 1997 first half and 9.0% of total revenues in the first half of 1996.

Income from Operations increased to $29.9 million in the 1997 Six Months from $26.3 million in the 1996 Six Months, an increase of $3.6 million or 13.9%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels.

Interest income decreased to $0.5 million in the 1997 Six Months from $1.2 million in the 1996 Six Months, a decrease of $0.7 million. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $19.9 million in the 1997 Six Months from $19.4 million in the 1996 Six Months, an increase of $0.5 million or 2.4%. As a percentage of total revenues, this expense increased to 13.6% in the 1997 Six Months from 14.6% in the 1996 Six Months.

Net Income increased to $10.5 million in the 1997 Six Months from $8.1 million in the 1996 Six Months, an increase of $2.4 million or 30.6%. As a percentage of total revenues, net income increased to 7.2% in the 1997 Six Months from 6.1% in the 1996 Six Months.
The increase was due primarily to an increase in total revenue offset in part by depreciation and interest expense associated with the opening of hotels in 1995 and 1996 that have not reached normal occupancy levels.


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

At July 4, 1997 the Partnership had $25.5 million of cash and equivalents, and also had $5.1 million of marketable securities.

Net cash provided by operating activities was $21.9 million for the first Six months of 1997 compared to $26.6 million for the first Six
months of 1996, a decrease of  $4.7 million.   A majority of the
decrease was due to an increase in trade and construction related receivables and decreases in construction payables at July 4, 1997.


The Partnership incurred net capital expenditures of $ 99.5 million during the first six months of 1997 and $ 50.7 million during the first six months of 1996. Capital expenditures include expenditures for development of new hotels and capital improvements on existing hotel properties. During the remainder of 1997 the Partnership expects capital expenditures to total approximately $106 million, representing $13 million for capital improvements on existing hotels and $93 million for continued new hotel development.

The Partnership currently has six hotels under construction.   The
Partnership estimates the remaining building and pre-opening costs of the six hotels will require funding of approximately $111 million. Construction in progress at July 4, 1997 included $99 million expended for these projects.

The Partnership has received loans and loan commitments for the projects under construction in the amount of $144 million.
Ninety-nine million was available to draw as of July 4, 1997.

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

The Partnerships' development activity restricts its ability to grow
Net Income in the short term. This is due to fixed charges such as depreciation and interest that exceed "New" hotels operating cash flow in the first one to two years of operation after opening. The Partnership plans to continue with its development of full-service, and all-suite hotels based on favorable market fundamentals and because few hotels are being constructed in the upscale sector of the overall hotel industry.

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


Based upon current plans relating to the timing of new hotel development, the Partnership anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normally recurring capital improvement projects through the end of 1997 for hotels currently under construction and normally recurring capital improvement projects.

The Partnership accrued distributions of approximately $ 1.8 million
during the first six months  of 1997 to its partners.   Distributions by
the Partnership to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.


Supplemental Financial Information Relating to the 1994 and 1995
Collateral Hotels
    The following tables set forth, as of July 4, 1997, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes ("the 1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by
John Q. Hammons Hotels Two, L.P. ("L.P.Two"), and the Managed Hotels is provided.

                                Trailing 12 Months Ended July 4, 1997
                              _______     ________     ________    ________
                                1994        1995      Management     Total
                              Collateral  Collateral   Operations   Restricted
                               Hotels      Hotels        Group
                              -------     ---------    ---------   ---------
                                (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                 $153,861  $  62,552   $ 3,913(a)   $220,326

Operating Expenses:
 Direct operating costs and expenses 58,607     24,570        --        83,177
 General, administrative, sales
      and management expenses (b)    42,721     18,285    (3,077)(c)    57,929
 Repairs and maintenance              6,253      2,834        --         9,087
 Depreciation and amortization       11,172      5,044       157        16,373
     Total operating expenses       118,753     50,733    (2,920)      166,566

Income from operations             $ 35,108  $  11,819   $ 6,833      $ 53,760
                                    =======    =======   =======       =======
Operating Data:
Occupancy                            66.3%       66.2%
Average daily room rate             $78.32      $73.32
RevPAR                              $51.91      $48.53


                                12 Months Ended January 3, 1997
                          _________     __________    _________    _________
                             1994         1995        Management     Total
                         Collateral     Collateral    Operations    Restricted
                           Hotels        Hotels         Group
                          ---------     ----------    ----------   ---------
                             (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                $153,000  $  61,375    $ 3,211(a)  $217,586

Operating Expenses:
 Direct operating costs and
        expenses                    59,013     24,255         --       83,268
 General, administrative, sales
      and management expenses (b)   42,196     18,193      (2,451)(c)  57,938
 Repairs and maintenance             6,322      2,835         --        9,157
 Depreciation and amortization      10,235      4,714         120      15,069
     Total operating expenses      117,766     49,997      (2,331)    165,432

Income from operations            $ 35,234  $  11,378    $  5,542    $ 52,154
                                   =======    =======     =======    =======
Operating Data:
Occupancy                            66.5%      67.1%
Average daily room rate             $77.06     $71.40
RevPAR                              $51.23     $47.92

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

Item 1. Legal Proceedings
At July 4, 1997 there were no material pending legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed




SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri on the 14th day of August, 1997.


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