Form 10-Q
period 1997-10-03
HAMMONS JOHN Q HOTELS LP
filed 1997-11-17
CIK 916536

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-73340 01


                         John Q. Hammons Hotels, L.P.
                  John Q. Hammons Hotels Finance Corporation
                 John Q. Hammons Hotels Finance Corporation II
          (Exact name of registrants as specified in their charters)


                  Delaware                                   43-1523951
                  Missouri                                   43-1680322
                  Missouri                                   43-1720400
(State or other jurisdiction of incorporation               (IRS Employer
              or organization)                           Identification No.)


                          300 John Q. Hammons Parkway
                                   Suite 900
                            Springfield, MO  65806
                   (Address of principal executive offices)
                                  (Zip Code)

                                (417) 864-4300
             (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    X     No
     ----        ----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                          October 3, 1997       January 3, 1997
                                                          ---------------       ---------------
                                                            (Unaudited)            (Audited)
CURRENT ASSETS
Cash and equivalents                                         $  47,137             $  46,449

Marketable securities                                            6,234                 2,355

Receivables

          Trade, less allowance for doubtful accounts
           of $163                                               8,298                 5,790

 Construction reimbursements and management fees                 2,159                   825

 Inventories                                                     1,141                 1,019

 Prepaid expenses and other                                        585                 1,928
                                                             ---------             ---------
               Total current assets                             65,554                58,366
                                                             ---------             ---------

PROPERTY AND EQUIPMENT, at cost

 Land and improvements                                          40,093                29,712

 Buildings and improvements                                    551,956               433,059

 Furniture, fixtures and equipment                             199,192               160,198

 Construction in progress                                       89,335               120,525
                                                             ---------             ---------
                                                               880,576               743,494

 Less-accumulated depreciation and amortization               (189,109)             (174,899)
                                                             ---------             ---------
                                                               691,467               568,595
                                                             ---------             ---------
 DEFERRED FINANCING COSTS, FRANCHISE FEES                       29,812                31,111
  AND OTHER, net                                             ---------             ---------

                                                             $ 786,833             $ 658,072
                                                             =========             =========



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)
                             LIABILITIES AND EQUITY

                                            October 3, 1997   January 3, 1997
                                            ---------------   ---------------
                                              (Unaudited)        (Audited)
CURRENT LIABILITIES
 Current portion of long-term debt             $ 30,433          $ 12,444
 Accounts payable                                23,297            29,977
 Accrued expenses:
  Payroll and related benefits                    4,618             4,611
  Sales and property taxes                        9,920             7,059
  Insurance                                      10,678             9,511
  Interest                                        3,675            12,634
  Utilities, franchise fees and other             6,563             6,242
                                               --------          --------
               Total current liabilities         89,184            82,488
LONG-TERM DEBT                                  632,187           518,699
OTHER OBLIGATIONS AND DEFERRED REVENUE            5,424             7,023
                                               --------          --------
               Total liabilities                726,795           608,210
                                               --------          --------
COMMITMENTS AND CONTINGENCIES

EQUITY
Contributed Capital                              96,436            96,436
Partners' and other deficits, net               (36,398)          (46,574)
                                               --------          --------
               Total equity                      60,038            49,862
                                               --------          --------
                                               $786,833          $658,072
                                               ========          ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (000's omitted)

                                                        Three Months Ended                      Nine Months Ended
                                                 Oct. 3, 1997       Sept. 27, 1996      Oct. 3, 1997      Sept. 27, 1996
                                                 ---------------------------------      --------------------------------
                                                             (Unaudited)                            (Unaudited)

REVENUES:
 Rooms                                             $ 53,360            $45,563            $149,339           $129,920
 Food and beverage                                   19,472             17,308              60,710             56,504
 Meeting room rental and other                        6,032              4,458              15,576             13,868
                                                   --------            -------            --------           --------
  Total revenues                                     78,864             67,329             225,625            200,292
                                                   --------            -------            --------           --------
OPERATING EXPENSES:
 Direct operating costs and expenses-
  Rooms                                              13,250             10,953              37,092             32,073
  Food and beverage                                  14,888             13,107              44,826             41,858
  Other                                                 878                704               2,457              2,154
 General, administrative and sales expenses          23,406             18,463              63,758             56,255
 Repairs and maintenance                              3,227              2,890               9,321              8,526
 Depreciation and amortization                        9,422              6,310              24,459             18,256
                                                   --------            -------            --------           --------
  Total operating expenses                           65,071             52,427             181,913            159,122
                                                   --------            -------            --------           --------
INCOME FROM OPERATIONS                               13,793             14,902              43,712             41,170
OTHER INCOME (EXPENSE)
 Interest income                                        298                570                 787              1,790

  Interest expense and amortization of
    deferred financing fees                         (12,022)            (9,109)            (31,908)           (28,538)
                                                   --------            -------            --------           --------

NET INCOME                                         $  2,069            $ 6,363            $ 12,591           $ 14,422
                                                   ========            =======            ========           ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                        Contributed        Partners and
                                          Capital     Other Equity (Deficit)
                                        -----------  ------------------------
                                          General      General      Limited
                                          Partner      Partner      Partner     Total
                                        -----------  ------------  ----------  --------
BALANCE, January 3, 1997 (Audited)          $96,436      ($80,236)    $33,662   $49,862

Distributions                                    --            --      (2,415)   (2,415)
                                                 --         3,565       9,026    12,591
Net Income
                                            -------     ---------     -------   -------
BALANCE, October 3, 1997 (Unaudited)        $96,436     $ (76,671)    $40,273   $60,038
                                            =======     =========     =======   =======



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                                               Nine Months Ended
                                                                                  October 3, 1997       September 27, 1996
                                                                                  ---------------       ------------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  12,591             $ 14,422
  Adjustments to reconcile net income to cash provided by operating activities-
    Depreciation, amortization, and loan cost amortization                                25,931               19,596
  Changes in certain assets and liabilities
    Receivables                                                                           (3,842)                 689
    Inventories                                                                             (122)                 127
    Prepaid expenses and other                                                             1,343                  870
    Accounts payable                                                                      (6,680)               3,359
    Accrued expenses                                                                      (4,613)              (1,153)
    Other obligations and deferred revenue                                                (1,599)                (462)
                                                                                        --------              -------
     Net cash provided by operating activities                                            23,009               37,448
                                                                                        --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net                                              (144,245)             (92,742)
  Franchise fees and other                                                                (3,259)              (1,761)
  Sale (purchase) of marketable securities, net                                           (3,879)              14,936
                                                                                        --------              -------
     Net cash used in investing activities                                              (151,383)             (79,567)
                                                                                        --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                               152,159               32,133
  Repayments of debt                                                                     (20,682)              (1,068)
  Distributions to partners                                                               (2,415)              (2,680)
                                                                                        --------              -------
     Net cash provided by financing activities                                           129,062               28,385
                                                                                        --------              -------
Increase (decrease) in cash and equivalents                                                  688              (13,734)
CASH AND EQUIVALENTS, beginning of period                                                 46,449               41,777
                                                                                        --------              -------
CASH AND EQUIVALENTS, end of period                                                    $  47,137             $ 28,043
                                                                                        ========              =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                     $  39,395             $ 31,671
                                                                                        ========              =======

                 See Notes to Consolidated Financial Statements

JOHN Q. HAMMONS HOTELS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries ("Partnership"), consisting of John Q. Hammons Finance Corporation ("Finance Corp.") and John Q. Hammons Hotels Finance Corporation II ("Finance Corp. II"), both corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

In conjunction with a public offering of first mortgage notes in February 1994 (the "1994 Notes") and in November 1995 ("1995 Notes") by the Partnership and Finance Corp. I and II, and a public offering of common stock in November 1994 ("Common Stock Offering") by its general partner, John Q. Hammons Hotels, Inc. ("General Partner"), the Partnership, which owned and operated ten hotels properties, obtained through transfers or contributions from Mr. John Q. Hammons ("Mr. Hammons") or enterprises that he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of catering corporations and management contracts relating to all of Mr. Hammons' hotels.

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

2.  GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended January 3, 1997, which included financial statements for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Partnership considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost.

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership has opened five New Hotels in the past nine months, and has an additional five hotels under construction. The Partnership's development activity restricts its ability to grow per share income in the short term. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues. This has been the Partnership's experience in the past.

The Partnership plans to continue with its development of full-service, and all-suite hotels based on favorable market fundamentals and because few hotels are being constructed in the upscale sector of the hotel industry. While the Partnership believes its development efforts represent the best long-term strategy, continued aggressive New Hotel developments is likely to have a negative effect on short-term earnings.

The Partnership continues to evaluate its properties and how best to allocate capital resources. For example, the Partnership currently plans to sell six of its lower-performing properties over the next several months. This sale would eliminate significant capital replacement costs necessary to continue operation of these hotels in their current franchises, and allow the Partnership to invest its resources in newer assets.

The following discussion and analysis addresses results of operations for the three and nine months ended October 3, 1997 and September 27, 1996.

THREE MONTHS

General. For the three months ended October 3, 1997 (1997 Three Months), the Partnership's 37 Mature Hotels generated total revenues of $68.9 million, an increase of $2.0 million, or 3.0%, compared to the three months ended September 27, 1996 (1996 Three Months). During the same period, the Mature Hotels' income from operations increased to $13.7 million, an increase of $1.4 million, or 11.4%. Earnings before interest, taxes, depreciation and amortization (EBITDA) related to the Mature Hotels increased to $20.5 million, an increase of $1.6 million, or 8.3%. As a percentage of total revenues, EBITDA related to the Mature Hotels increased to 29.7% in the 1997 Three Months from 28.3% in the same period of the prior year.

The Partnership's seven New Hotels generated total revenues of $8.9 million during the 1997 Three Months compared to $0.2 million in the 1996 Three Months when only one of the New Hotels was open. Loss from operations for the New Hotels was $2.0 million, and the New Hotels' EBITDA for the current quarter was $0.8 million compared to $0.1 million in the 1996 Six Months.

Total revenues increased $11.5 million, or 17.1%, compared to the 1996 Three Months, primarily as a result of the continued growth of the New Hotels, including the two hotels opened during the quarter, and, to a lesser extent, revenue growth at the Mature Hotels.

Rooms revenues increased $7.8 million, or 17.1%, from the 1996 Three Months, but remained stable as a percentage of total revenues, at 67.7%. The dollar increase was primarily due to increased rooms revenues from the New Hotels. Also contributing to the rooms revenue growth was a 5.8% increase in average room rate for the Mature Hotels.

Food and beverage revenues increased $2.2 million, or 12.5%, compared to the 1996 Three Months, and decreased slightly as a percentage of total revenues, to 24.7%, from 25.7%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.6 million, or 35.3%, from the 1996 Three Months, and increased as a percentage of revenues, from 6.6% to 7.6%. The majority of the increase was a result of increased meeting and convention business in the Mature Hotels as well as revenues from the New Hotels.

In general, as discussed below, the Partnership's total operating expenses increased as a percentage of revenues, primarily related to the New Hotels. During the 1997 Three Months, the Mature Hotels decreased total operating expenses for the Mature Hotels compared to the same period in the prior year.

Rooms operating expenses increased $2.3 million, or 21.0%, compared to the 1996 Three Months, and increased slightly as a percentage of rooms revenues, to 24.8% compared to 24.0%. The increase related entirely to expenses for New Hotels. For the Mature Hotels, rooms operating expenses decreased as a percentage of rooms revenues, to 24.3% compared to 24.6% in the 1996 Three Months.

Food and beverage operating expenses increased $1.8 million, or 13.6%, compared to the 1996 Three Months, and increased slightly as a percentage of food and beverage revenues, to 76.5% from 75.7%. The increase was attributable entirely to the New Hotels. Food and beverage operating expenses for the Mature Hotels decreased as a percentage of food and beverage revenues, to 75.3% compared to 75.7% in the 1996 Three Months.

Other operating expenses increased $0.2 million, or 24.7%, compared to the 1996 Three Months, and decreased as a percentage of meeting room rental and other revenues, to 14.6% from 15.8% in the same period of the prior year.

General, administrative and sales expenses increased $4.9 million, or 26.8%, over the 1996 Three Months, and increased as a percentage of revenues to 29.7% from 27.4%. The increase was primarily attributable to expenses associated with the New Hotels, including management and sales payroll and marketing. General, administrative and sales expenses for the Mature Hotels remained stable at 27.1% of total revenues in both the 1997 and 1996 third quarters.

Repairs and maintenance expenses increased $0.3 million, or 11.7%, compared to the 1996 Three Months, but decreased as a percentage of revenues, to 4.1% from 4.3%. This decrease as a percentage of revenues occurred since the New Hotels require lower repairs and maintenance in the first two to three years after opening.

Depreciation and amortization expenses increased $3.1 million, or 49.3%, compared to the 1996 Three Months, and increased as a percentage of revenues to 11.9% from 9.4%. Depreciation and amortization increased as a percentage of total revenues due to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

Income from operations decreased $1.1 million, or 7.4%, compared to the 1996 Three Months, and decreased as a percentage of revenues, from 22.1% to 17.5%. Expenses related to operating the New Hotels, particularly general, administrative and sales expenses and depreciation and amortization, increased more rapidly than revenues.

Interest income decreased $0.3 million, or 47.7%, from the third quarter of 1996, and decreased to 0.4% of revenues, from 0.8%, as the Partnership spent additional amounts for new construction and carried lower cash, cash equivalents and marketable securities balances.

Interest expense and amortization of deferred financing fees increased $2.9 million, or 32.0%, from the 1996 Three Months, and increased as a percentage of total revenues to 15.2% from 13.5%. These increased costs related to interest expense on financing for the New Hotels.

Net income decreased $4.3 million, or 67.5%, from the three months ended September 27, 1996, and decreased as a percentage of revenues to 2.6% from 9.5%. The decrease was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Partnership's New Hotels.


NINE MONTHS

General. For the nine months ended October 3, 1997 (1997 Nine Months), the 37 Mature Hotels generated total revenues of $205.1 million, an increase of $5.5 million, or 2.8%, compared to the nine months ended September 27,1996 (1996 Nine Months). During the same period the Mature Hotels' income from operations increased to $40.2 million, an increase of $4.4 million, or 12.3%. EBITDA for the 1997 Nine Months increased to $59.5 million, an increase of $4.3 million, or 7.8%. As a percentage of total revenues, EBITDA increased to 29.0% in the 1997 Nine Months from 27.7% in the 1996 Nine Months.

The seven New Hotels generated total revenues of $20.1 million during the 1997 Nine Months compared to $0.2 million in the 1996 Nine Months when only one of the New Hotels was open. Loss from operations for the New Hotels was $2.9 million, and the New Hotels' EBITDA for the 1997 Nine Months was $3.4 million compared to $0.1 million in the 1996 Nine Months.

Total revenues increased $25.3 million in the 1997 Nine Months, or 12.6%, compared to the 1996 Nine Months, primarily due to revenues generated by the New Hotels.

Rooms revenues increased $19.4 million, or 14.9%, compared to the 1996 Nine Months, and increased as a percentage of total revenues to 66.2% from 64.9%. The increase was primarily attributed to the New Hotels which achieved a 58.9% occupancy and a $107.82 average room rate in the 1997 Nine Months. The New Hotels had 229,365 rooms available in the 1997 Nine Months compared to 2,438 in the 1996 Nine Months when only one of the seven New Hotels was open. Rooms available is a function of the number of hotels open and the number of months each hotel operates during the respective period.

Food and beverage revenues increased $4.2 million, or 7.4%, compared to the 1996 Nine Months, as the result of the New Hotels. These revenues decreased as a percentage of total revenues to 26.9% from 28.2%, however, since the New Hotels include two Homewood Suites extended-stay hotels which do not offer food and beverage services.

Meeting room rental and other revenues increased $1.7 million, or 12.3%, compared to the 1996 Nine Months, and remained stable as a percentage of total revenues, at 6.9%.

Rooms operating expenses increased $5.0 million, or 15.6%, and increased slightly as a percentage of room revenues, to 24.8% from 24.7%. The overall dollar increase related to growth in the total number of rooms occupied generated by the New Hotels.

Food and beverage operating expenses increased $3.0 million, or 7.1%, compared to the 1996 Nine Months, but decreased slightly as a percentage of food and beverage revenues, to 73.8% from 74.1%, due to improved cost controls in the Mature Hotels.

Other operating expenses increased $0.3 million, or 14.1%, compared to the 1996 Nine Months, and remained relatively stable as a percentage of meeting room rental and other revenues at 15.8% in the 1997 Nine Months compared to 15.5% in the same period of the prior year.

General, administrative and sales expenses increased $7.5 million, or 13.3%, compared to the 1996 Nine Months, and increased only slightly as a percentage of total revenues, to 28.3% from 28.1%. The slight increase in general, administrative and sales expenses as a percentage was associated with the New Hotels, which generally had a higher expense margin than did the Mature Hotels, which is common in New Hotels.

Repairs and maintenance expenses increased $0.8 million, or 9.3%, compared to the 1996 Nine Months, and decreased slightly as a percentage of total revenues to 4.1% from 4.3%. As the total mix of the Partnership's hotel rooms shifted to newer rooms, these expenditures declined as a percentage of revenues.

Depreciation and amortization expenses increased $6.2 million, or 34.0%, compared to the 1996 Nine Months, and increased as a percentage of total revenues to 10.8% from 9.1%. The Partnership recognized $6.3 million of depreciation and amortization expenses related to the seven New Hotels open during the 1997 Nine Months as compared to $0.1 million in the 1996 Nine Months, when only one of the seven New Hotels was open. As noted above, depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

Income from operations increased $2.5 million, or 6.2%, compared to the 1996 Nine Months, but decreased as a percentage of revenues to 19.4% from 20.6%, as the growth in depreciation and amortization expenses for the Partnership's New Hotels increased more rapidly than related revenues.

Interest income decreased $1.0 million, or 56.0%, compared to the 1996 Nine Months, and decreased as a percentage of revenues to 0.3% from 0.9%, as the Partnership spent additional amounts for new construction and carried lower cash, cash equivalents and marketable securities balances.

Interest expense and amortization of deferred financing fees increased $3.4 million, or 11.8%, compared to the 1996 Nine Months, but remained relatively stable as a percentage of revenues, at 14.1% compared to 14.2%.

Net income decreased $1.8 million, or 12.7%, compared to the 1996 Nine Months. The decrease was attributable to increased depreciation and amortization expense related to the New Hotels.

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

At October 3, 1997, the Partnership had $47.1 million of cash and equivalents and $6.2 million of marketable securities, compared to $46.4 million and $2.4 million, respectively, at the end of 1996. Total current assets at October 3, 1997, increased $7.2 million, primarily as the result of the increase in marketable securities, and also as the result of a $2.5 million increase in trade receivables related to the Partnership's higher cyclical revenues generated during the third quarter.

Net cash provided by operating activities was $23.0 million for the 1997 Nine Months compared to $37.4 million at the end of the same period in 1996. The majority of the decrease was due to increases in trade receivables as described above, decreases in construction accounts payable and a decrease in accrued interest expense.

The Partnership's long-term debt increased $113.5 million during the 1997 Nine Months to fund a significant portion of the activities described below. The Partnership incurred net capital expenditures of $144.2 million during the 1997 Nine Months and $92.7 million during the 1996 Nine Months. Of the $144.2 million incurred during the 1997 Nine Months, $14.6 million was for capital improvements on existing hotel properties and $129.6 million was for the development of New Hotels. During the remainder of 1997 the Partnership expects capital expenditures to total approximately $21.3 million, including $5.0 million for capital improvements on existing hotels and $16.3 million for continued New Hotel development.

The Partnership currently has five hotels under construction. The Partnership estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $78.5 million, including expenses scheduled in the remainder of 1997 and during 1998. Construction in progress at October 3, 1997 included $80.5 million expended for these projects. The Partnership has received loans and loan commitments for the projects under construction in the amount of $76.0 million, with $42.8 million available as of October 3, 1997.

In addition to capital expenditures for the hotels under construction, the Partnership is at various stages in other new hotel development. Capital requirements for the new hotels under development are expected to be provided by
(i) mortgage financing secured by the scheduled hotels as described above; (ii) existing cash; and (iii) cash generated by hotel operations.

At the present time, the Partnership expects to continue to develop New Hotels through limited partnerships in which the Partnership will be the general partner and an affiliate of the general partner will be the limited partner. As permitted by the indentures relating to the 1994 Notes and the 1995 Notes (the "1994 and 1995 Note Indentures"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Partnership to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note Indentures. All of the indebtedness of these entities will be non-recourse to the Partnership. The Partnership believes that funding permitted under the 1994 and 1995 Note Indentures will be sufficient to meet its development plans.

Based upon current plans relating to the timing of New Hotel development, the Partnership anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normal recurring capital improvement.

The Partnership accrued distributions of approximately $2.4 million during the 1997 Nine Months to its partners. Distributions by the Partnership to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.

NOTE: Certain matters discussed within this report, including statements regarding the Partnership's expectations or plans, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors or the Partnership's inability to obtain permanent financing for New Hotels on terms similar to those available in the past.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of October 3, 1997, unaudited selected financial information with respect to the 1994 Collateral Hotels and the 1995 Collateral Hotels and the Partnership, excluding the Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.




                                              Trailing 12 Months Ended October 3, 1997
                                        ----------   ----------     ----------    ----------
                                           1994         1995        Management      Total
                                        Collateral   Collateral     Operation     Restricted
                                          Hotels       Hotels         Group
                                        ----------   ----------     ----------    ----------
                                           (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                        $154,689      $63,164      $ 4,286(a)     $122,139

Operating Expenses:
 Direct operating costs and expenses        58,618       24,637           --          83,255
 General, administrative, sales and
   management expenses(b)                   42,728       18,435       (2,147)(c)      59,016
 Repairs and maintenance                     6,145        2,837           --           8,982
 Depreciation and amortization              11,622        5,235          132          16,989
                                          --------       ------       ------         -------
   Total operating expenses                119,113       51,144       (2,015)        168,242
                                          --------       ------       ------         -------
Income from Operations                    $ 35,576      $12,020      $ 6,301        $ 53,897
                                            ======       ======        =====          ======
Operating Data:
 Occupancy                                    65.9%        65.9%
 Average daily room rate                  $  79.36      $ 74.36
 RevPAR                                   $  52.31      $ 48.99

                                                  12 Months Ended January 3, 1997
                                        ----------   ----------     ----------    ----------
                                           1994         1995        Management      Total
                                        Collateral   Collateral     Operation     Restricted
                                          Hotels       Hotels         Group
                                        ----------   ----------     ----------    ----------
                                           (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                        $153,000      $61,375      $ 3,211(a)     $217,586

Operating Expenses:
 Direct operating costs and expenses        59,013       24,255           --          83,268
 General, administrative, sales and
   management expenses(b)                   42,196       18,193       (2,451)(c)      57,938
 Repairs and maintenance                     6,322        2,835           --           9,157
 Depreciation and amortization              10,235        4,714          120          15,069
                                           -------       ------       ------         -------
   Total operating expenses                117,766       49,997       (2,331)        165,432
                                           -------       ------       ------         -------
Income from Operations                    $ 35,234      $11,378      $ 5,542        $ 52,154
                                            ======       ======        =====          ======

Operating Data:
 Occupancy                                 66.5%         67.1%
 Average daily room rate                 $ 77.06       $ 71.40
 RevPAR                                  $ 51.23       $ 47.92

--------------------------------
(a) Represents management revenues derived from the Owned Hotels owned by Two L.P. and the Managed Hotels

(b) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.

(c) General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.


PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                JOHN Q. HAMMONS HOTELS, L.P.

                                By:   John Q. Hammons Hotels, Inc,
                                      its General Partner


                                By:   /s/   John Q. Hammons
                                   ------------------------------------------
                                      John Q. Hammons, Chairman, Founder, and
                                      Chief Executive Officer


                                By:   /s/   Glenn R. Malone
                                   ------------------------------------------
                                      Principal Financial or Chief Accounting
                                      Officer


                                JOHN Q. HAMMONS HOTELS FINANCE
                                CORPORATION


                                By:   /s/   John Q. Hammons
                                   ------------------------------------------
                                      John Q. Hammons, Chairman, Founder, and
                                      Chief Executive Officer


                                By:   /s/   Glenn R. Malone
                                   ------------------------------------------
                                      Principal Financial or Chief Accounting
                                      Officer


                                JOHN Q. HAMMONS HOTELS FINANCE
                                CORPORATION II


                                By:   /s/   John Q. Hammons
                                   ------------------------------------------
                                      John Q. Hammons, Chairman, Founder, and
                                      Chief Executive Officer


                                By:   /s/   Glenn R. Malone
                                   ------------------------------------------
                                      Principal Financial or Chief Accounting
                                      Officer

Dated: November 14, 1997