Form 10-K405
period 1998-01-02
HAMMONS JOHN Q HOTELS LP
filed 1998-04-02
CIK 916536

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 2, 1998
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________________

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, L.P.
                   JOHN Q. HAMMONS HOTELS FINANCE CORPORATION
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II
           (Exact Name of Registrants as specified in their charters)

                                                         43-1523951
               Delaware                                  43-1680322
               Missouri                                  43-1720400
               Missouri                     (I.R.S. employer identification no.)
        (State of Organization)

  300 John Q. Hammons Parkway, Ste. 900
         Springfield, Missouri                              65806
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (417)864-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I


Item 1.  Business.

     As used herein, the term "Company" means John Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only. As used herein, the term "General Partner" means John Q. Hammons Hotels, Inc., a Delaware corporation, or Hammons, Inc., a Missouri corporation, the predecessor general partner of the Company. As used herein, the term "Fiance Corp." means John Q. Hammons Hotels Finance Corporation, a wholly owned subsidiary of the Company which has nominal assets and does not conduct any operations, and Finance Corp. II means John Q. Hammons Hotels Finance Corporation II, each of which is co-obligor for the 1994 Notes and the 1995 Notes (as defined herein). As used herein, the term "Registrants" means John Q. Hammons Hotels, L.P., Finance Corp. and Finance Corp. II.

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns and manages 45 hotels located in 20 states, containing 11,108 guest rooms or suites (the "Owned Hotels"), and manages four additional hotels located in two states, containing 952 guest rooms (the "Managed Hotels"). On January 2, 1998, the Company also owned seven upscale hotels at various stages of development, which are scheduled to open during 1998 and 1999 (the "Scheduled Hotels"). The Company's existing 49 Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company is developing new hotels).

     The Company's strategy is to increase cash flow and thereby enhance shareholder value primarily through (i) developing new hotels in carefully selected growth market areas in which the Company believes it can establish a leading and sustainable market position,(ii) converting the franchises of its existing hotels to franchise brands that are considered to be more upscale, in terms of these brands' higher average room rates, as opportunities for such conversions arise, (iii) selling certain mature assets and re-investing the net proceeds in new hotels constructed by the Company, on a selective basis, and
(iv) capitalizing on positive operating fundamentals in the upscale full-service sector of the industry, by owning and operating its hotel portfolio. In implementing its development strategy, the Company works closely with local businesses and local and state officials to develop hotels which meet business and social needs of the community and satisfy long-term demand for hotel rooms.

     In some of the Company's developments, it benefits from development incentives provided by local governments and other organizations interested in ensuring the development of a quality hotel in their community. The Company designs each new hotel to meet the specific needs of the market and engages in selling efforts in advance of the hotel's opening. The Company's entire management team, including senior management, architects, design specialists, hotel managers and sales personnel, is involved in the development of each new hotel. The Company is evaluating development of a number of hotels in addition to the seven Scheduled Hotels.

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups or conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an expansive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 25 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service, and contain an average of 262 rooms. The 11 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services and contain an average of 242 suites. The JQH Hotels also include four non-franchise hotels, two Radissons, one Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza and one Days Inn. Three of the non-franchise hotels have the word "Plaza" in their name and average 232 rooms. The fourth non-franchise hotel is a resort hotel with 301 rooms. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by its senior management team. Five regional vice presidents are responsible for supervising a group of general managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, sales and marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale.

     The General Partner conducts all of its business operations through the Company and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the General Partner, representing 70.88% of the combined voting power of both classes of the General Partner Common Stock. The General Partner is the sole general partner of the Company through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Company. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Company (the "LP Units"), representing 71.69% of the total equity in the Company. The 6,042,000 shares of Class A Common Stock of the General Partner represent 27.00% of the total equity of the Company, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent 73.00% of the total equity in the Company. Mr. Hammons is also the beneficial owner of 110,100 shares of Class A Common Stock.

     The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is (417) 864-4300. The Company is a Delaware limited partnership that was formed September 5, 1989.

Development

     The Company plans to continue expanding into target market areas where it believes it can establish a leading market position. The following table sets forth information as to the Scheduled Hotels:

                                                 Number of
                                                 ---------
Location                        Franchise/Name  Rooms/Suites  Description           Stage of Development
--------                        --------------  ------------  -----------           --------------------
Tampa, FL....................   Embassy Suites      247       Atrium; Convention    Opened January 1998
                                                              Center

St. Augustine, FL............   Resort              300       Atrium; Convention    Construction commenced;
                                                              Center                2nd Quarter 1998
                                                                                    expected opening

Topeka, KS...................   Capitol Plaza       224       Atrium; Convention    Construction commenced;
                                                              Center                3rd Quarter 1998
                                                                                    expected opening

Portland, OR.................   Embassy Suites      251       Atrium; Convention    Construction commenced;
                                                              Center                3rd Quarter 1998
                                                                                    expected opening

Mesquite, TX.................   Hampton Inn &       160       Convention Center     Construction commenced;
                                Suites                                              1st Quarter 1999 expected
                                                                                    opening

Coral Springs, FL............   Radisson Plaza      224       Atrium; Convention    Construction commenced;
                                                              Center                2nd Quarter 1999
                                                                                    expected opening

Dallas/Ft. Worth Airport, TX.   Embassy Suites      330       Atrium; Convention    Construction commenced;
                                                              Center                4th Quarter 1999
                                                                                    expected opening

     The Company is currently evaluating development of a number of hotels in addition to the Scheduled Hotels already under construction.

     Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for approximately $40 million, including $34.9 million in cash and the assumption of approximately $5.1 million in debt and other obligations. The purchase price approximated the aggregate net book value of the hotels sold. Five of these hotels served as collateral under the 1994 and 1995 Mortgage Notes. The Company intends to provide replacement collateral in accordance with the indenture provisions. Therefore, the net proceeds of the sale will not be available for new hotel development.

     Although the Company has in the past chosen to develop rather than acquire existing hotels, the Company may in the future acquire hotels if suitable opportunities arise. The Company continues to be approached from time to time by third-party hotel owners seeking to sell or buy hotels. The Company will continue to evaluate each offer and base its decision on the market location, capital required, and return on investment alternatives. The Company continually monitors its portfolio for under-performing hotels which are then evaluated for potential sale based on investment considerations.

     The Company's development activity restricts its ability to grow per share income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense and interest expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, the Company expects, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

     The Company plans to continue with its development of full-service, and all-suite hotels based on favorable market fundamentals and because few hotels are being constructed in the upscale sector of the hotel industry. While the Company believes its development efforts represent the best long-term strategy, continued aggressive new hotel development is likely to have a negative effect on short-term earnings.

Operations

     Management of the JQH Hotels network is coordinated by the Company's senior management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through five regional vice presidents responsible for guiding the general managers of each JQH Hotel in day-to-day operations.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 49 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced. Total involvement at each level by management in the layout and design phases of new hotel developments ensures that each hotel is built to meet the operational needs of the hotel staff and best serve the guest.

     Regional management constantly monitors each JQH Hotel to verify that the Company's high level of operating standards are being met. The Company's franchisors maintain rigorous inspection programs in which chain representatives visit their respective JQH Hotels (typically 2 or 3 times per year ) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

Sales and Marketing

     The Company's marketing strategy is to market the JQH Hotels both through national and marketing programs. These are local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

     The Company's core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. The Company believes that business travelers are attracted to the JQH Hotels because of their convenient locations in state capitals, their proximity to airports or corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and the high level of service relative to other hotel operators serving the same markets. The Company's sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in the Company's operating regions. The Company also targets groups and conventions attracted by a JQH Hotel's proximity to convention or trade centers (often adjacent). JQH Hotels' group meetings logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. The Company believes that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, the Company's targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of the Company's atrium hotels appealing.

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

     The Company's franchise hotels utilize the centralized reservation systems of its franchisors, which the Company believes are among the more advanced reservation systems in the hotel industry. The franchisors' reservation systems receive reservation requests entered (i) on terminals located at all of their respective franchises, (ii) at reservation centers utilizing 1-800 phone access and (iii) through several major domestic airlines. Such reservation systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. The Company believes that these systems are effective in directing customers to the Company's franchise hotels.

Franchise Agreements

     The Company enters into non-exclusive franchise licensing agreements (the "Franchise Agreements") with franchisors which it believes are the most successful brands in the hotel industry. The term of the individual Franchise Agreement for a hotel typically is 20 years. The Franchise Agreements allow the Company to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of the Franchise Agreements allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. While the Company currently has a good relationship with its franchisors, there can be no assurance that a desirable replacement would be available if any of the Franchise Agreements were to be terminated.

     Holiday Inn. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Holiday Inns service mark and computerized reservation network. The Franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to room rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 15th year.

     Embassy Suites. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Embassy Suites service mark and computerized reservation network. The franchisor maintains the exclusive right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 18th year.

     Other Franchisors. The franchise agreements with other franchisors not listed above are similar in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and terms of agreement vary based on specific negotiations with the franchisor.

Competition

     Each of the JQH Hotels competes in its market area with numerous full service lodging brands, especially in the upscale market, and with numerous other hotels, motels and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton hotels and Red Lion Inns are direct competitors of JQH Hotels in their respective markets. There is, however, no single competitor or group of competitors of the JQH Hotels that is consistently located nearby and competing with most of the JQH Hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/ licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. The Company believes that all necessary permits and approvals to operate the Scheduled Hotels will be obtained in the ordinary course of business. Umbrella, property, auto, commercial liability and worker's compensation insurance are provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $5.8 million, $6.3 million and $6.2 million in 1995, 1996 and 1997, respectively. The Company believes that the JQH Hotels are adequately covered by insurance.

     Americans with Disabilities Act. The JQH Hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act ("ADA") to the extent that such properties are "public accommodations" and /or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped areas in certain public areas of the JQH Hotels where such removal is readily achievable. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of the expense required to make any changes required by the ADA and believes that such expenses will not have a material adverse effect on the Company's financial condition or results of operations. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than the Company anticipates, the Company could be adversely affected. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

     Asbestos Containing Materials. Certain, federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials ("ACMs") when ACMs are in poor condition or in the event of building, remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury associated with ACMs. Based on prior environmental assessments, seven of the Owned Hotels contain ACMs and four of the Owned Hotels may contain ACMs, generally in sprayed-on ceiling treatments or in roofing materials. However, no removal of asbestos from the Owned Hotels has been recommended, and the Company has no plans to undertake any such removal, beyond the removal that has already occurred. The Company believes that the presence of ACMs in the Owned Hotels will not have a material adverse effect on the Company, but there can be no assurance that this will be the case.

     Environmental Regulations. The JQH Hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any material environmental liability.

Employees

     The Company employs approximately 8,000 full time employees, approximately 350 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

     The following is a biographical summary of the experience of the executive officers and other key officers of the General Partner.

     John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the General Partner, and a founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 81 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

     David B. Jones is the President, Chief Operating Officer and a director of the General Partner. Mr. Jones has been President and a director of the General Partner since February 1993. From 1992 until joining the General Partner, Mr. Jones was Chief Executive Officer of Davidson Hotel Partnership, a Memphis-based hotel management company. Prior to 1992, Mr. Jones was President and Chief Executive Officer of Homewood Suites, Inc., a subsidiary of The Promus Companies Incorporated, which also then owned Holiday Inns, Inc. Mr. Jones began his career in the hotel industry with Holiday Inns, Inc. in 1966. While with Holiday Inns, Inc., Mr. Jones held the position of Senior Vice President of Franchise and Senior Vice President of Development. He is a former board member of the American Hotel and Motel Association.

     Debra M. Shantz is Corporate Counsel of the General Partner. She joined the General Partner in May 1995. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

     Pat A. Shivers is Senior Vice President, Administration and Control, of the General Partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

     Steven E. Minton is Senior Vice President, Architecture, of the General Partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

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

     Glenn R. Malone is Senior Vice President, Financial Planning and Corporate Development, of the General Partner. From 1989 until joining the General Partner in 1993, he served as Senior Manager, Operations Support for the national chains operated by Hampton Inns, Inc. and Homewood Suites, Inc. (each a subsidiary of The Promus Companies Incorporated). Mr. Malone held the position of Manager, Finance and Administration for Embassy Suites, the national chain, from 1988 through 1989. Beginning in 1978 through the end of 1987, he held various accounting, financial, and operations positions at Holiday Inns, Inc.

     Lawrence A. Welch has been Vice President, Food and Beverage, of the General Partner since March 1994. Prior to joining the General Partner, Mr. Welch worked in the Food and Beverage division with Davidson Hotel Company for ten years.

Forward-Looking Statements

     In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Company believes," "the Company plans," "the Company intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors or the Company's inability to obtain permanent financing for New Hotels on terms similar to those available in the past.

Item 2.  Properties.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1997, the Company made aggregate annual lease payments of approximately $231,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which two of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 37 of the Owned Hotels are located, while eight of the Owned Hotels are subject to long-term ground leases.

Description of Hotels

     General

     The JQH Hotels are located in 20 states and contain a total of 12,060 rooms. The JQH Hotels have an average of 246 guest rooms or suites. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. The average size of a Holiday Inn hotel room and an Embassy suite is 350 square feet and 545 square feet, respectively. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

     Each of the JQH Hotels is individually designed by the Company. Many of the JQH Hotels contain an expansive multi-storied atrium, large indoor water features, lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. In addition to the visual appeal, the Company believes that an atrium design in which each of the hotel's room doors face into the atrium, combined with glass elevators, achieves a greater level of security for all guests. The Company believes this safety factor is particularly relevant to women, who represent a growing portion of its business clientele. The JQH Hotels also appeal to fitness conscious guests as all of the JQH Hotels have at least one swimming pool and most have exercise facilities.

     The Company believes that the presence of adjacent convention centers provides incremental revenues for its hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of the JQH Hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. The Company chooses not to lease out the restaurant business to third-party caterers or vendors since it considers the restaurant business an important component of securing convention business. All of the restaurants in the JQH Hotels are owned and managed by the Company specifically to maintain direct quality control over a vital aspect of the convention and hotel business. The Company also derives significant revenue and operating profit from food and beverage sales due to its ownership and management of all of the restaurants in the JQH Hotels. The Company believes that its food and beverage sales are more profitable than its competitors due to the amount of catering business provided to convention and other meetings at the Owned Hotels.

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $21.2 million in 1994, 1995, 1996 and 1997 on the Owned Hotels. During 1998, the Company expects to spend approximately $20.8 million on refurbishment of the Owned Hotels.

Owned Hotels

     The Owned Hotels consist of 45 hotels, which are located in 20 states and contain a total of 11,108 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                    Number of
                                                    ---------
Location                Franchise/Name              Rooms/Suites  Description                              Opening Date
--------                --------------              ------------  -----------                              ------------
Montgomery, AL          Embassy Suites              237           Atrium;                                       8/95
                                                                  Meeting Space:     15,000 sq. ft.  (c)
Fort Smith, AR(a)(d)    Holiday Inn                 255           Atrium;                                       5/86
                                                                  Meeting Space:     15,000 sq. ft.
Springdale, AR          Holiday Inn                 206           Atrium;                                       7/89
                                                                  Meeting Space:     18,000 sq. ft.
                                                                  Convention Ctr:    29,280 sq. ft.
Springdale, AR          Hampton Inn & Suites        102           Meeting Space         400 sq. ft.            10/95
Tucson, AZ              Holiday Inn                 299           Atrium;                                      11/81
                                                                  Meeting Space:     14,000 sq. ft.
Tucson, AZ              Marriott                    250           Atrium;                                      12/96
                                                                  Meeting Space:     11,500 sq. ft.
Bakersfield, CA         Holiday Inn Select          259           Meeting Space:      9,735 sq. ft.  (c)        6/95
Fresno, CA(a)(d)        Holiday Inn                 210           Meeting Space:      5,000 sq. ft.            12/73
Fresno, CA              Holiday Inn (Centre Plaza)  321           Atrium;                                      10/83
                                                                  Meeting Space:     16,000 sq. ft.  (c)
Monterey, CA            Embassy Suites              225           Meeting Space:     13,700 sq. ft.            11/95
Sacramento, CA          Holiday Inn                 364           Meeting Space:      9,000 sq. ft.             8/79
San Francisco, CA       Holiday Inn                 279           Meeting Space:      9,000 sq. ft.             6/72


                                                    Number of
                                                    ---------
Location                Franchise/Name              Rooms/Suites  Description                              Opening Date
--------                --------------              ------------  -----------                              ------------

Denver, CO(a)           Holiday Inn                 236           Atrium;                                      10/82
                        (International Airport)                   Trade Center:      66,000 sq. ft.  (b)

Denver, CO              Holiday Inn (Northglenn)    236           Meeting Space:     20,000 sq. ft.            12/80
Fort Collins, CO        Holiday Inn                 259           Atrium;                                       8/85
                                                                  Meeting Space:     12,000 sq. ft.
Cedar Rapids, IA        Collins Plaza               221           Atrium;                                       9/88
                                                                  Meeting Space:     11,250 sq. ft.
Davenport, IA           Radisson                    223           Meeting Space:      7,800 sq. ft.  (c)       10/95
Des Moines, IA          Embassy Suites              234           Atrium;                                       9/90
                                                                  Meeting Space:     13,000 sq. ft.
Des Moines, IA          Holiday Inn                 288           Atrium;                                       1/87
                                                                  Meeting Space:     15,000 sq. ft.
Joliet, IL              Holiday Inn                 200           Meeting Space:      5,500 sq. ft.             3/71
Bowling Green, KY       University Plaza            219           Meeting Space:      4,000 sq. ft.  (c)        8/95
Jefferson City, MO      Capitol Plaza               255           Atrium;                                       9/87
                                                                  Meeting Space:     14,600 sq. ft.
Joplin, MO              Holiday Inn                 264           Atrium;                                       6/79
                                                                  Meeting Space:      8,000 sq. ft.
                                                                  Trade Center:      32,000 sq. ft.  (b)
Kansas City, MO(a)      Embassy Suites              236           Atrium;                                       4/89
                                                                  Meeting Space:     12,000 sq. ft.
Springfield, MO         Holiday Inn                 188           Atrium;                                       9/87
                                                                  Meeting Space:      3,020 sq. ft.
Billings, MT(d)         Holiday Inn                 315           Atrium;                                      10/72
                                                                  Meeting Space:     15,000 sq. ft.
                                                                  Trade Center       30,000 sq. ft.  (b)
Reno, NV                Holiday Inn                 286           Meeting Space:      8,700 sq. ft.             2/74
Albuquerque, NM         Holiday Inn                 311           Atrium;                                      12/86
                                                                  Meeting Space:     123,00 sq. ft.
Greensboro, NC(a)       Embassy Suites              221           Atrium;                                       1/89
                                                                  Meeting Space:     10,250 sq. ft.
Greensboro, NC(a)       Homewood Suites             104           Extended Stay                                 8/96
Portland, OR(a)         Holiday Inn                 286           Atrium;                                       4/79
                                                                  Trade Center:      37,000 sq. ft.  (b)
Columbia, SC            Embassy Suites              214           Atrium;                                       3/88
                                                                  Meeting Space:     13,000 sq. ft.
Greenville, SC          Embassy Suites              268           Atrium;                                       4/93
                                                                  Meeting Space:     20,000 sq. ft.
Beaumont, TX            Holiday Inn                 253           Atrium;                                       3/84
                                                                  Meeting Space:     12,000 sq. ft.
Houston, TX(a)          Holiday Inn                 288           Atrium;                                      12/85
                                                                  Meeting Space:     14,300 sq. ft.
Lubbock, TX(d)          Holiday Inn (Civic Center)  293           Atrium;                                       9/82
                                                                  Meeting Space:      7,000 sq. ft.  (c)
Lubbock, TX(d)          Holiday Inn                 202           Atrium;                                      10/85
                                                                  Meeting Space:     24,000 sq. ft.
Madison, WI             Holiday Inn                 295           Atrium;                                      10/85
                                                                  Meeting Space:     15,000 sq. ft.
                                                                  Convention Ctr:    50,000 sq. ft.  (b)
Cheyenne, WY(d)         Holiday Inn                 244           Meeting Space:     12,000 sq. ft.             6/81

------------------------

(a)  Airport location

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.

(c)  Large civic center is located adjacent to hotel.

(d)  Sold effective February 6, 1998.

Managed Hotels

     The Managed Hotels consist of four hotels (three Holiday Inns and one Days
Inn) located in two states (Missouri and South Dakota), and contain a total of 952 guest rooms. Mr. Hammons directly owns three of these four hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the General Partner, and Daniel L. Earley, a director of the General Partner, each own a 25% interest in this entity. The Managed Hotels contain an average of 238 rooms per hotel and two of the Managed Hotels have an atrium. There is a convention and trade center adjacent to two of the Managed Hotels.

     The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns an average annual management fee of 3% of the hotel's gross revenues. Each of the Managed Hotels' management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

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

     None.



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     Not Applicable.

Item 6.  Selected Financial Data

     The selected consolidated financial information of the Company for the 1997, 1996, 1995, 1994 and 1993 Fiscal Years has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" included under Item 7.   The Company's fiscal year
ends on the Friday nearest December 31. Consequently, the Company's 1996 Fiscal Year included 53 weeks of operations while the 1993, 1994, 1995 and 1997 Fiscal Years included 52 weeks of operations.

                                                                                                Fiscal Year-Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   1997       1996      1995        1994       1993
-----------------------------------------------------------------------------------------------------------------------------------
          STATEMENT OF   Revenues:
      OPERATIONS DATA:     Rooms(a)                                            $195,295   $171,206  $148,432    $137,387   $130,754
                           Food and beverage                                     86,183     79,580    70,840      65,308     67,748
(DOLLARS IN THOUSANDS,     Meeting room rental and other(b)                      20,795     18,061    15,907      13,998     12,360
  EXCEPT OPERATING AND                                                         --------   --------  --------    --------   --------
       PER SHARE DATA)       Total revenues                                     302,274    268,847   235,179     216,693    210,862
                                                                               --------   --------  --------    --------   --------
                         Operating expenses:
                           Direct operating costs and expenses(c)
                            Rooms                                                50,265     43,610    38,543      34,413     33,189
                            Food and beverage                                    62,383     57,956    54,228      49,721     51,772
                            Other                                                 3,385      2,929     2,521       2,397      2,225
                           General, administrative, sales and management
                            expenses(d)(e)                                       85,766     74,646    64,234      57,981     57,097
                           Repairs and maintenance                               12,578     11,528    10,131       9,888      9,624
                           Depreciation and amortization                         34,781     24,034    18,346      13,975     14,153
                                                                               --------   --------  --------    --------   --------
                             Total operating expenses                           249,158    214,703   188,003     168,375    168,060
                                                                               --------   --------  --------    --------   --------
                         Income from operations                                  53,116     54,144    47,176      48,318     42,802
                         Interest expense and amortization of deferred
                          financing fees, net                                    44,325     35,620    28,447      32,932     27,412
                                                                               --------   --------  --------    --------   --------
                         Income before extraordinary item(f)                      8,791     18,524    18,729      15,386     15,390

                         Other data:
                         EBITDA(g)                                             $ 87,897   $ 78,178  $ 65,522    $ 62,293   $ 56,955
                           Net cash provided by operating activities             27,769     72,052    44,037      46,107     32,341
                           Net cash used in investing activities               (193,271)  (136,296)  (78,085)   (149,510)    (9,259)
                           Net cash provided by (used in) financing activities  161,014     68,916    66,113     104,884    (17,742)
                         Margin and ratio data:
                           EBITDA margin (% of total revenue)(g)                   29.1%      29.1%     27.9%       28.8%      27.0%
                           Earnings to fixed charges ratio (h)                     0.97x      1.26x     1.39x       1.42x      1.55x
                         Operating data:
                         Owned Hotels:
                           Number of hotels                                          45         39        37          31         31
                           Number of rooms                                       11,108      9,666     9,312       8,054      8,054
                           Average occupancy                                       62.9%      64.7%     67.1%       68.5%      68.7%
                           Average daily room rate                             $  82.38   $  76.16  $  71.68    $  68.45   $  65.63
                           Room revenue per available room(i)                  $  51.84   $  49.25  $  48.09    $  46.88   $  45.11
                           Increase in yield(j)                                     5.3%       2.4%      2.6%        3.9%       3.0%
                         Balance sheet data:
                         Total assets                                          $816,733   $658,072  $542,371    $443,044   $297,599
                         Total debt, including current portion                  695,791    531,143   458,094     380,869    342,165
                         Minority interest of holders of the LP Units            39,399     33,662    23,082      14,820         --
                         Equity (deficit)                                        18,580     16,094    10,955       5,852    (71,626)

------------------------------------------------------------------------------------------------------------------------------------

(a)  Includes revenues derived from rooms.

(b) Includes meeting room rental, management fees for providing management services to the Managed Hotels and other.

(c) Includes expenses incurred in connection with rooms, food and beverage and telephones.

(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.

(e) Includes expenses incurred providing management services to the Managed Hotels.

(f) The 1994 and 1995 Fiscal Years do not include a $3.3 million and a $0.3 million, respectively, extraordinary charge related to prepayment fees on early debt retirement in connection with (i) the issuance by the Company and John Q. Hammons Hotel Finance Corporation ("Finance Corp."), as co-obligors, of $300 million aggregate principal amount of 8-7/8% First Mortgage Notes due 2004 (the "1994 Notes") in February 1994 (the "1994 Note Offering") and the issuance by the General Partner of 6,042,000 shares of its Class A Common Stock (the "Class A Common Stock") in November, 1994 (the "Common Stock Offering"), and (ii) the issuance by the Company and John Q. Hammons Hotels Finance Corporation II ("Finance Corp. II"), as co-obligors, of $90 million aggregate principal amount of 9-3/4% First Mortgage Notes due 2005 (the "1995 Notes") in October 1995 (the "1995 Note Offering"). After such charges, net income is $12.0 million for the 1994 Fiscal Year and $18.4 million for the 1995 Fiscal Year.

(g) EBITDA represents earnings before net interest expense, provision for income taxes (if applicable) and depreciation and amortization. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. Such data are not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net earnings as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

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

(j) Increase in yield represents the period-over-period increases in yield. Yield is defined as the room revenue per available room.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

     The following tables set forth, as of January 2, 1998, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes ("the 1995 Collateral Hotels") and the Company, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                        12 Months Ended January 2, 1998
                                              --------------------------------------------------
                                                 1994          1995                     Total
                                              Collateral    Collateral   Management   Restricted
                                                Hotels        Hotels     Operations     Group
                                              ----------    ----------   ----------   ----------
Statement of Operations Data:
Operating Revenues                             $151,797       $62,209      $ 4,828(a)  $218,834
Operating Expenses:
 Direct operating costs and expenses             57,511        24,030           --       81,541
 General Administrative, Sales and
   Management expenses (b)                       41,960        18,303       (1,524)(c)   58,739
 Repairs and Maintenance                          6,089         2,771           --        8,860
 Depreciation & Amortization                     12,072         5,391           76       17,539
                                               --------       -------      -------     --------
      Total Operating Expense                   117,632        50,496       (1,448)     166,679
                                               --------       -------      -------     --------
Income from Operations                         $ 34,165       $11,713      $ 6,276     $ 52,154
                                               ========       =======      =======     ========
Operating Data:
   Occupancy                                       65.2%         65.2%
   Average Daily Room Rate                     $  80.32       $ 75.30
   RevPAR                                      $  52.33       $ 49.06

                                                        12 Months Ended January 3, 1997
                                              --------------------------------------------------
                                                 1994          1995                     Total
                                              Collateral    Collateral   Management   Restricted
                                                Hotels        Hotels     Operations     Group
                                              ----------    ----------   ----------   ----------
Statement of Operations Data:
Operating Revenues                             $153,001       $61,376      $ 3,219(a)  $217,596
Operating Expenses:
 Direct operating costs and expenses             59,014        24,255           --       83,269
 General Administrative, Sales and
   Management expenses(b)                        42,196        18,193       (1,861)(c)   58,527
 Sales and Management expenses
 Repairs and Maintenance                          6,322         2,835           --        9,157
 Depreciation & Amortization                     10,236         4,714          120       15,070
                                               --------       -------      -------     --------
      Total Operating Expenses                  117,768        49,997       (1,741)     166,024
                                               --------       -------      -------     --------
Income from operations                         $ 35,233       $11,378      $ 4,961     $ 51,572
                                               ========       =======      =======     ========
Operating Data:
   Occupancy                                      66.48%        67.12%
   Average Daily Room Rate                     $  77.06       $ 71.41
   RevPAR                                      $  51.23       $ 47.93

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis primarily addresses results of operations of the Company for the fiscal years ended January 2, 1998 ("1997"), January 3, 1997 ("1996") and December 29, 1995 ("1995"). The consolidated financial statements of the Company present the consolidated assets, liabilities, revenues and expenses of those entities which now comprise the Company as if the Company had been a single entity for all the periods presented. The following discussion should be read in conjunction with the selected consolidated financial information of the Company and the consolidated financial statements of the Company included elsewhere herein.

     The Company's consolidated financial statements include revenues from the Owned Hotels and management fee revenues for providing management services to the Managed Hotels. References to the JQH Hotels include both the Owned Hotels and the Managed Hotels. Revenues from the Owned Hotels are derived from rooms, food and beverage, and meeting rooms and other revenues. The Company's beverage revenues include only revenues from the sale of alcoholic beverages, while revenues from the sale of non-alcoholic beverages are shown as part of food revenues. Direct operating costs and expenses include expenses incurred in connection with the direct operation of rooms, food and beverage and telephones. General, administrative, sales and management services expenses include expenses incurred from franchise fees, administrative, sales and marketing, utilities, insurance, property taxes, rent, management services and other expenses.

     From 1993 through 1997, the Company's total revenues grew at an annual compounded growth rate of 9.4%, from $210.9 million to $302.3 million. Occupancy for the Owned Hotels during that period decreased 5.8 percentage points from 68.7% to 62.9%. However, the Owned Hotels' average room rate increased by 25.5% from $65.63 to $82.38 during that period. Room revenue per available room (RevPAR) increased by 14.9% from $45.11 to $51.84.

     In general, hotels opened during the period from 1993 to 1997 decreased overall occupancy but increased the overall average room rate. The Company tracks the performance of the Owned Hotels in two groups. One group of hotels are those opened by the Company during the current and prior fiscal years (New Hotels). During 1997, the New Hotels included six hotels opened in 1997 and two hotels opened in 1996. The remainder of the Owned Hotels, excluding the New Hotels, are defined as Mature Hotels. In 1997, the Mature Hotels included 37
hotels opened prior to 1996.   New hotels typically generate positive cash flow
from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive cash flow after debt service in the third year.

     Given the current positive trends in the upscale, full-service sector of the hotel industry, the Company continues to develop new hotels, including the seven Scheduled Hotels anticipated to open in 1998 and 1999.

Results of Operations of the Company

The following table shows selected consolidated operating statistics for the total Owned Hotels:

                                                Fiscal Year
------------------------------------------------------------------------------------
                         1997         1996         1995         1994         1993
------------------------------------------------------------------------------------
Average occupancy          62.9%        64.7%        67.1%        68.5%        68.7%
Average room rate     $    82.38   $    76.16   $    71.68   $    68.45   $    65.63
Room revenue per      $    51.84   $    49.25   $    48.09   $    46.88   $    45.11
 available room
Available rooms(a)     3,767,387    3,476,279    3,087,700    2,930,893    2,901,516
Number of hotels              45           39           37           31           31
====================================================================================

The following table shows selected operating statistics for the Mature Hotels (including the six hotels opened in 1995):

                                                Fiscal Year
------------------------------------------------------------------------------------
                         1997         1996         1995         1994         1993
------------------------------------------------------------------------------------
Average occupancy          63.8%        64.8%        67.1%        68.5%        68.7%
Average room rate     $    79.80   $    76.06   $    71.68   $    68.45   $    65.63
Room revenue per      $    50.90   $    49.29   $    48.09   $    46.88   $    45.11
 available room
Available rooms(a)     3,388,896    3,454,899    3,087,700    2,930,893    2,901,516
Number of hotels              37           37           37           31           31
====================================================================================

The following table shows selected operating statistics for the New Hotels:

                                                Fiscal Year
------------------------------------------------------------------------------------
                         1997         1996         1995         1994         1993
------------------------------------------------------------------------------------
Average occupancy        55.3%       42.2%           --           --           --
Average room rate     $ 108.97     $100.49           --           --           --
Room revenue per      $  60.21     $ 42.42           --           --           --
 available room
Available rooms(a)     378,491      21,380           --           --           --
Number of hotels             8           2           --           --           --
====================================================================================

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported, or in the case of New Hotels, the number of days the hotel was opened during the period reported. The Company's 1996 Fiscal Year contained 53 weeks or 371 days while its 1993, 1994, 1995 and 1997 Fiscal Years each contained 52 weeks or 364 days.

The following table shows selected components of the Company's operating income as a percentage of revenues

                                                    Fiscal Year
----------------------------------------------------------------------------
                                        1997    1996    1995    1994    1993
----------------------------------------------------------------------------
REVENUES
Rooms                                   64.6%   63.7%   63.1%   63.4%   62.0%
Food and beverage                       28.5    29.6    30.1    30.1    32.1
Meeting room rental and other            6.9     6.7     6.8     6.5     5.9
                                       -----   -----   -----   -----   -----
  Total Revenues                       100.0   100.0   100.0   100.0   100.0
                                       -----   -----   -----   -----   -----

Direct operating costs and expenses
  Rooms                                 16.6    16.2    16.4    15.9    15.7
  Food and beverage                     20.6    21.6    23.0    22.9    24.6
  Other                                  1.1     1.1     1.1     1.1     1.0
General, administrative, sales and
  management service expense            28.4    27.8    27.3    26.8    27.1
Repairs and maintenance expenses         4.2     4.3     4.3     4.6     4.6
Depreciation and amortization           11.5     8.9     7.8     6.4     6.7
                                       -----   -----   -----   -----   -----
  Total Operating Expenses              82.4    79.9    79.9    77.7    79.7
                                       -----   -----   -----   -----   -----
  Income from Operations                17.6%   20.1%   20.1%   22.3%   20.3%
                                       =====   =====   =====   =====   =====

 1997 FISCAL YEAR COMPARED TO 1996 FISCAL YEAR

 Total revenues increased to $302.3 million in 1997 from $268.8 million in 1996, an increase of $33.5 million or 12.4%. Of total 1997 revenues, 64.6% were revenues from rooms, compared to 63.7% in 1996, continuing the gradual shift over the past several years, as the average room rate continued to increase. Revenues from food and beverage represented 28.5% of total 1997 revenues, compared to 29.6% in 1996, and revenues from meeting room rental and other represented 6.9% of total revenues compared to 6.7% in 1996.

 Rooms revenue increased to $195.3 million in 1997 from $171.2 million in 1996, an increase of $24.1 million or 14.1% as a result of the addition of six hotels opened in 1997, a full year of operation for the two hotels opened in 1996, and a 4.9% increase in the average room rate. Average room rates of Mature Hotels increased to $79.80 in 1997 from $76.06 in 1996, from increases in pricing schedules. Partially offsetting the increased average room rate in the Mature Hotels was a 1.0 percentage point decline in occupancy to 63.8% in 1997 compared to 64.8% in 1996. This occupancy decline was the result of competition from new limited service hotels in the Mature Hotels' markets. The Mature Hotels' room revenue per available room (RevPAR) improved to $50.90 in 1997 from $49.29 in 1996, an increase of $1.61 or 3.3%. In 1997, the New Hotels included eight hotels which generated a RevPAR of $60.21, up 41.9% from the 1996 RevPAR of $42.42 when only two of the New Hotels were open. In general, management believes the New Hotels are more insulated from the effects of new hotel supply than are the Mature Hotels since the New Hotels utilize franchise brands that are considered to be more upscale in nature, and the New Hotels have higher quality guest rooms and public spaces.

 Food and beverage revenues increased to $86.2 million in 1997 from $79.6 million in 1996, an increase of $6.6 million or 8.3%. This increase was due to revenues associated with the New Hotels.

 Meeting room rental and other revenues increased to $20.8 million in 1997 from $18.1 million in 1996, an increase of $2.7 million or 15.1%. This increase was primarily a result of the New Hotels.

 Direct operating costs and expenses for rooms increased to $50.3 million in 1997 from $43.6 million in 1996, an increase of $6.7 million or 15.3%. As a percentage of rooms revenue, these expenses increased slightly to 25.7% in 1997 from 25.5% in 1996. The increased expense was associated with the New Hotels. These costs generally represent a higher represent a higher percentage of rooms revenues in newer hotels until these hotels reach stabilized occupancy levels.

 Direct operating costs and expenses for food and beverage increased to $62.4 million in 1997 from $58.0 million in 1996, an increase of $4.4 million or 7.6%, but decreased slightly as a percentage of food and beverage revenues, to 72.4%, from 72.9% in 1996. The dollar increase was due to costs associated with the higher volume of sales associated with the New Hotels. .

 Direct operating costs and expenses for other were $3.4 million in 1997 and $2.9 million in 1996, a 15.6% increase. As a percentage of meeting room rental and other revenues, these expenses were 16.3% in 1997 and 16.2% in 1996.

 General, administrative, sales and management services expenses increased to $85.8 million in 1997 from $74.6 million in 1996, an increase of $11.2 million or 14.9%. Increases in these expenses are primarily attributable to expenses associated with the New Hotels. Due to a large portion of these expenses being fixed costs in nature, new hotel openings cause these expenses to rise faster than revenues in the first one to two years of operation. As a percentage of total revenues, these expenses increased to 28.4% in 1997 from 27.8% in 1996.

 Repairs and maintenance expenses increased to $12.6 million in 1997 from $11.5 million in 1996, an increase of $11.1 million or 9.1%, but decreased slightly as a percentage of revenues, to 4.2% from 4.3% in 1996.

 Depreciation and amortization increased by $10.8 million, or 44.7%, to $34.8 million in 1997 from $24.0 million in 1996. As a percentage of total revenues, these expenses increased to 11.5% in 1997 from 8.9% in 1996. The increase was a direct result of the opening of the eight New Hotels during 1996 and 1997. This amount will continue to increase in the foreseeable future as the result of the Company's continuing development of new hotels.

 Income from operations decreased to $53.1 million in 1997 from $54.1 million in 1996, a decrease of $0.1 million or 1.9%. As a percentage of total revenues, income from operations was 17.6% in 1997 compared to 20.1% in 1996, due primarily to the non-cash expense of depreciation and amortization associated with the New Hotels.

 Interest expense and amortization of deferred financing fees, net increased to $44.3 million in 1997 from $35.6 million in 1996, an increase of $8.7 million or 24.4%. The increase was attributable to debt associated with the financing of the New Hotels.

 Income before extraordinary item decreased to $8.8 million in 1997 from $18.5 million in 1996, a decrease of $9.7 million or 52.5%.

 1996 FISCAL YEAR COMPARED TO 1995 FISCAL YEAR

 Total revenues increased to $268.8 million in 1996 from $235.2 million in 1995, an increase of $33.6 million or 14.3%. Of the total revenues reported in 1996, 63.7% were revenues from rooms, 29.6% were revenues from food and beverage, and 6.7% were revenues from meeting room rental and other, compared with 63.1%, 30.1% and 6.8%, respectively, during 1995.

 Room revenue increased to $171.2 million in 1996 from $148.4 million in 1995, an increase of $22.8 million or 15.3% as a result of the operation of six hotels which opened in 1995, two hotels which opened in 1996 and the increase in average daily room rate. Average daily room rates of Mature Hotels increased to $74.47 in 1996 from $71.44 in 1995, in increase of $3.03 or 4.2%. During
 1996, the Mature Hotels included the 31 hotels opened prior to 1995. The higher average daily room rate was attributable to continued increases in pricing schedules in both the transient and corporate market segments. RevPAR was flat with $49.11 in 1996 and $49.13 in 1995.

 Food and beverage revenues increased to $79.6 million in 1996 from $70.8 million in 1995, an increase of $8.8 million or 12.3%. This increase was due to revenues associated with the New Hotels and new food franchise operations. During 1996, the New Hotels included two hotels opened in 1996 and six hotels opened in 1995.

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

 General, administrative, sales and management services expenses increased to $74.6 million in 1996 from $64.2 million in 1995, an increase of $10.4 million or 16.2%. Increases in these expenses are primarily attributable to expenses associated with the opening of the New Hotels in 1995 and 1996, increases in certain insurance costs and certain other increases in expenses associated with increased room revenues. As a percentage of total revenues, these expenses increased to 27.8% in 1996 from 27.3% in 1995.

 Repairs and maintenance expenses increased to $11.5 million in 1996 from $10.1 million in 1995, an increase of $1.4 million or 13.8%.

 Depreciation and amortization increased to $24.0 million in 1996 from $18.3 million in 1995. As a percentage of total revenues, these expenses increased to 8.9% in 1996 from 7.8% in 1995. The increase was a direct result of the increased level of capital expenditures for renovation of existing hotels and construction of New Hotels.

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

 Income before extraordinary item decreased to $18.5 million in 1996 from $18.7 million in 1995, a decrease of $0.2 million or 1.1%. The $18.7 million in 1995 does not include a $0.3 million extraordinary charge related to prepayment fees on early debt retirement in connection with the Note Offering incurred in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

     In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company in the future will obtain mortgage financing secured by construction in progress to provide funding for the hotels it develops. The Company's principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures, new hotel development and permitted distributions to the partners to fund some of the taxes associated with income allocable to the partners.

     At January 2, 1998, the Company had $42.0 million of cash and equivalents and also had $12.7 million of marketable securities, compared to $46.4 million in cash and equivalents and $2.4 million of marketable securities at the end of 1996. Such amounts are available for development of new hotels and other working capital requirements of the Company.

     Net cash provided by operating activities decreased significantly, to $27.8 million at the end of 1997 from $72.1 million at the end of 1996, a decrease of $44.3 million or 61.5%. This decrease was primarily due to the timing of payment of construction related accounts payable associated with hotels opened during 1997.

     The Company incurred net capital expenditures of $179.4 million and $155.6 million, respectively, for 1997 and 1996. Capital expenditures typically include capital improvements on existing hotel properties and expenditures for development of new hotels. Capital expenditures in 1997 included a $160.3 million for new hotel development and $19.1 million for existing hotels. During 1996, capital expenditures for existing hotels and new hotel development were $129.1 million and $26.5 million, respectively. During 1998, the Company expects capital expenditures to total $158.5 million, representing approximately $137.7 million for capital improvements on existing hotels and for continued new hotel development and $20.8 million for capital improvements on existing hotels.

     At the end of 1997, total debt was $695.8 million compared with $531.1 million in 1996. The increase is attributable to the six hotels opened during 1997 as well as six Scheduled Hotels under construction at the end of 1997. Current portion due of long-term debt was $61.5 million at the end of 1997, compared with $12.4 million at the end of 1996. The increase is primarily attributable to two loans totaling $43.5 million. The Company will exercise its option to extend one loan in the amount of $23.5 million and plans to either extend or refinance a second loan in the amount of $20 million.

     In February 1998, the Company completed the sale of six hotels for approximately $40 million, consisting of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of the six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes.. The Company intends to provide replacement collateral for these mortgage notes and, therefore, the net proceeds realized from the sale will generally not be available for new hotel development.

     The Company estimates that building, pre-opening and other costs of the six Scheduled Hotels will require aggregate funding of $140.7 million from the Company (net of $77.6 million included in construction in progress at year end). The Company has obtained loans and commitments of $122.8 million ($36.3 million of which had been drawn at year end) on five of the Scheduled Hotels and expects the remaining capital requirements to be funded by cash, cash flow from operations, refinancing of certain existing hotels and loans on two unencumbered Scheduled Hotels.

     In addition to the capital expenditures for the Scheduled Hotels, the Company is at various stages in evaluating other new hotel development. Capital requirements for the hotels under development are expected to be provided by
 (i) construction loans; (ii) refinancing of certain existing hotels; (iii) contributions from third parties; and (iv) cash flow from operations.

     The Company expects to fund development of new hotels through limited partnerships in which the Company will be the general partner and a wholly-owned corporate subsidiary of the Company will be the limited partner. As permitted by the indenture relating to the Notes (the "Note Indenture"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and, accordingly, the ability of the Company to fund these entities is subject to certain limitations contained in the Note Indenture. All of the indebtedness of this entity will be non-recourse to the Company. The Company believes that funding permitted under the Note Indenture will be sufficient to meet its current hotel development plans.

     Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 1998 capital requirements for the currently planned projects and normal recurring capital improvement projects.

     The Company distributed $0.6 million in 1997, and $2.7 million in 1996 to its partners. Distributions by the Company to its partners must be made in accordance with the provisions of the Note Indentures.

     The Company has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the Owned Hotels. The company does not anticipate any material impact on its corporate operation, given the current systems used are believed to be Year 2000 compliant. Systems for several of the Owned Hotels are also believed to be Year 2000 compliant. The Company has not yet determined the effect on 16 of the Owned Hotels operated as Holiday Inn franchises. The franchisor has indicated that it will announce its proposal for addressing Year 2000 compliance in May 1998. For all other Owned Hotels, the Company has included amounts in its capital expenditures budget for software upgrades and for other systems initiatives. These planned upgrades and modifications are intended to address Year 2000 issues. Planned costs for system upgrades and modifications currently approximate $0.8 million to $1.0 million. Virtually all such upgrades were anticipated by the Company and would have been implemented within the next few years even absent a Year 200 issue.

 Seasonality

 Demand is affected by normally recurring seasonal patterns. For most of the JQH Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating project and cash flow in the first and fourth quarters due to decreased travel during the winter months.

 Inflation

 The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

 Item 8.  Financial Statements and Supplementary Data.

     Reference is made to the Index to Consolidated Financial Statements and the Financial Statements following such index in Item 14.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.

     The Company does not have any directors or officers. The General Partner in its capacity as general partner, manages and controls the activities of the Company. The following sets forth certain information concerning the directors and director nominees of the General Partner who are not also officers of the General Partner. Information required by this item with respect to officers of the General Partner is provided in Item 1 of this report. See "Management." Finance Corp. and Fiance Corp. II each have the same directors and officers as the General Partner, except that Messrs. Earley, Hart, Lopez-Ona, and Moore are not directors of Finance Corp. or Finance Corp. II.

     Daniel L. Earley, age 55, has been a director of the General Partner since February 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of The Clermont Savings Bank, a community bank located Milford, Ohio, which is owned by Mr. Hammons.

     William J. Hart, age 57, has been a director of the General Partner since December 1993. He is a partner in the law firm of Husch & Eppenberger, LLC formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for Mr. Hammons. Mr. Hart has also been a director since 1981 of Johnston Industries, Inc., a commercial textiles company listed on the New York Stock Exchange.

     John E. Lopez-Ona, age 40, became a director of the General Partner in May 1996. Mr. Lopez-Ona was a Managing director of Kidder Peabody & Company, Inc. an investment banking firm, from March 1990 through March 1995. Since June 1995 Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm owned by him, which specializes in principal investments.

    James F. Moore, age 56, became a director of the General Partner in May 1995. Since 1987, Mr. Moore has been Chairman, Chief Executive Office and a Director of Champion Products, Incorporated, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. Prior to 1987, Mr. Moore had served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

 Item 11. Executive Compensation.

 Cash Compensation

     The following table sets forth the salary, cash bonus and certain other forms of compensation paid by the General Partner and its subsidiaries for services rendered in all capacities during the 1997, 1996 and 1995 fiscal years to the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner other than the Chief Executive Officer serving at the end of the 1997 fiscal year (the "named executive officers").

                                     Summary Compensation Table

                                                   Annual Compensation
                                                   -------------------         All Other
                                     Fiscal                                   Compensation
Name and Principal Positions          Year       Salary ($)     Bonus ($)         ($)
----------------------------         ------      ----------     ---------     ------------
John Q. Hammons                       1997        $100,000      $             $
  Chairman of the Board and           1996         100,000           --                 --
   Chief Executive Officer            1995          36,000           --                 --

David B. Jones
  President and Chief                 1997         300,000       65,000              3,892(a)
   Operating Officer                  1996         251,750       89,200              3,547(a)
                                      1995         240,250       85,000                 --
Mel J. Volmert
  Executive Vice President--          1997         199,184           --            277,336(b)
   Finance, Chief Financial           1996         186,375       66,937              3,902(a)
   Officer and Treasurer              1995         180,188       63,550                 --

Pat A. Shivers                        1997         120,000       37,500              1,296(a)
  Senior Vice President,              1996         112,125       30,000              2,072(a)
   Administration and Control         1995         103,000       25,000                 --

Steven E. Minton                      1997         118,000       40,000              1,275(a)
  Senior Vice President,              1996         106,000       25,000              1,490(a)
  Architecture                        1995          99,000       22,500                 --

(a) Matching contributions to Company's 401(k) Plan.
(b) Includes matching contributions to Company's 401(k) Plan and severance payment of $275,000 under employment agreement.

Option Grants

   No stock options were granted by the Company during the fiscal year ended January 2, 1998.

Option Holdings

                            Fiscal Year-End Option Values

                           Number of Unexercised            Value of Unexercised
                                  Options                   In-the-Money Options
Name                    Exercisable    Unexercisable    Exercisable    Unexercisable
----                    -----------    -------------    -----------    -------------
David B. Jones            131,250         43,750             --              --
Pat A. Shivers             18,750          6,250             --              --
Steven A. Minton           18,750          6,250             --              --

   The named executive officers did not exercise any stock options during the fiscal year ended January 2, 1998. The $16.50 exercise price per share of all stock options that have been granted by the Company is greater than the $9.00 closing price of the Company's Class A Common Stock as reported on the New York Stock Exchange on January 2, 1998.

401(k) Plan

   Effective January 1, 1996, the Company adopted a contributory retirement plan (the "401(k) Plan") for its employees age 21 and over with at least one year of service to the Company. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan provides that the Company will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's annual compensation.

Employment Agreements

   David B. Jones entered into an Amended and Restated Employment Agreement with the Company on July 28, 1996, effective January 1, 1997. Under that agreement, Mr. Jones' annual base salary for the current year is $300,000, plus a discretionary bonus of up to $100,000, with such annual increases in compensation as may be determined by the Board of Directors of the Company. In the event the Company terminates or fails to renew the agreement without cause, Mr. Jones is entitled to a $350,000 payment. The agreement contains significant non-competition provisions extending for one year after termination of the agreement. Mr. Jones' agreement continues on a year to year basis unless either the Company or Mr. Jones terminates the agreement by giving the other 45 days' written notice.

   The Company intends to enter into an employment agreement with Kenneth J. Weber, effective April 27, 1998. Under that agreement, Mr. Weber's annual base salary will be $250,000, plus a discretionary bonus of up to 35% of his base salary, with such annual increases in compensation as may be determined by the Board of Directors of the Company. The agreement will contain significant non-competition provisions extending for a period of one year following termination of the agreement. The initial term of the agreement will be for three years.

Compensation of Directors

   Non-employee directors of the Genal Partner received $1,000 for each regular Board meeting attended during the fiscal year ended January 2, 1998. No compensation was paid to non-employee directors for attending meetings of committees of the Board. Employee directors are not compensated for their services as directors or committee members.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Mr. Hammons is the beneficial owner of all 16,043,900 limited partnership units of the Company, representing 71.69% of the total equity in the Company. The General Partner owns all 6,336,100 general partner units of the Company, representing 28.31% of the total equity of the Company.

Item 13. Certain Relationships and Related Transactions.

   The Company is controlled by Mr. Hammons through his control of the General Partner. His equity interest in the Company (based on his beneficial ownership of 110,100 shares of Class A Common Stock of the General Partner, all of the 294,100 shares of Class B Common Stock of the General Partner, and all of the 16,043,900 limited partnership units of the Company (the "LP Units") is 73.4%. There are significant potential conflicts of interests between Mr. Hammons, as limited partner of the Company, and the holders of Class A Common Stock of the General Partner, which conflicts may be resolved in favor of Mr. Hammons.

   The holders of the LP Units have the right to require the redemption of the LP Units. Such redemption right will be satisfied, at the sole option of the General Partner, by the payment of the cash equivalent thereof or by the issuance of shares of Class A Common Stock on a one-for-one basis. Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires the Company to redeem LP Units, the non-employee directors of the General Partner would decide consistently with their fiduciary duties as to the best interests of the General Partner whether to redeem the LP Units for cash or for shares of Class A Common Stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed the General Partner that he has no current plan to require the Company to redeem his LP Units.

   During 1997, the Company provided management services to four hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Three of the Managed Hotels are owned by Mr. Hammons and the other hotel is owned 50% by Mr. Hammons, 25% by Jacqueline A. Dowdy, the Secretary and a director of the General Partner, and 25% by Daniel Earley, a director of the General Partner. Management fees of approximately 3% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $642,798 in 1997. Each of the Management Contracts is for an initial term of 20 years which automatically extends for four periods of five years, unless otherwise canceled. In addition to the management fees paid by the Managed Hotels to the Company in 1997, the Managed Hotels reimbursed the Company for a portion of the salaries paid by the General Partner to its five regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $131,307 in 1997.

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

   Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc. ("WHI"). The JQH Hotels have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the Owned Hotels were approximately $1.4 million in 1997. The fee may increase if the number of hotels for which accounting and administrative services are performed drops below 35 hotels. The accounting services contract expires in June 1999.

   The Company leases space in the John Q. Hammons Building for its headquarters from a Missouri general partnership, of which Mr. Hammons is a 50% partner and the remaining 50% is collectively held by other employees including Jacqueline
A. Dowdy, the Secretary and a director of the Company, who is a 9.5% partner. Pursuant to four lease agreements, expiring December 31, 1998, the Company pays monthly rental payments of approximately $19,250. The Company made aggregate annual lease payments to the Missouri general partnership of approximately $231,000 in 1997.

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

   The Company leases the real estate for which the Company's new Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rental is $80,000 in the first year of operation and $120,000 in the second year. Thereafter, rent will be an amount based on adjusted gross revenues from room sales on the property. The lease runs for 50 years, with an option to renew for an additional 10 years. The Company also has an option to purchase the land after March 1, 2118, at the greater of $3,000,000 or the current appraised value.

   The Company also leases the real estate for the Company's Embassy Suites Hotel in Little Rock, Arkansas, which opened in the fall of 1997, from Mr. Hammons. Annual rent is $80,000 in the first year of operation, $100,000 for the second year, and $120,000 a year for the next three years. The lease runs for 55 years, with options to renew for three one-year periods. The Company also has an option to purchase the land after the fifth lease year, at the greater of $1,900,000 or the current appraised value.

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

     In 1997, the Company paid Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, a director of the General Partner approximately $180,000 for consulting services, including the reimbursement of expenses. In the past, Mr. Hammons has engaged Anvil Capital to provide personal financial advisory services. Mr. Hammons and Anvil Capital also have formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to the Company's business. Mr. Lopez-Ona has entered into a consulting agreement with a major consulting firm to provide services to that firm in connection with their hospitality industry practice. Under that contract, Mr. Lopez-Ona receives a percentage of any compensation from the Company to the consulting firm in connection with services provided to the Company by that firm, if any.

     The Company is unaware of any other transactions to which the Company is a party in which any director or executive officer of the Company has or will have a direct or indirect material interest.


                                    PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1)  Financial Statements

     Reference is made to the Index to Consolidated Financial Statements and the Consolidated Financial Statements following such index.

14(a)(2)  Financial Statement Schedules

     All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

14(a)(3)  Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the
Exhibit Index attached hereto, which is incorporated by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits by Item 14(c).


     10.5     Form of Option Purchase Agreement
     10.14b Amended and restated employment agreement between John Q. Hammons Hotels, Inc. and David B. Jones
     10.18    1994 Stock Option Plan of the General Partner


14(b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the year ended January 2, 1998.

14(c)    Exhibits

         Reference is made to the exhibit index which has been filed with the exhibits.

14(d)    Financial Statements

                   Report of Independent Public Accountants
                   ----------------------------------------



To the Partners of
   John Q. Hammons Hotels, L.P.:


     We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of January 2, 1998 and January 3, 1997 and the related consolidated statements of income, changes in equity and cash flows for each of the three fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. (Note 1) as of January 2, 1998 and January 3, 1997, and the results of their operations and their cash flows for each of the three fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP

Cincinnati, Ohio,
  February 9, 1998

                     John Q. Hammons Hotels, L.P. (Note 1)

                          Consolidated Balance Sheets

                                (000's omitted)

                                    ASSETS
                                    ------



                                                                   Fiscal      Fiscal
                                                                    1997        1996
                                                                  Year-End    Year-End
                                                                 ----------  ----------
CASH AND EQUIVALENTS (Restricted cash of $1,235 and
 $5,191 in 1997 and 1996, respectively) (Notes 2 and 5)           $  41,961   $  46,449

MARKETABLE SECURITIES (Notes 2 and 5)                                12,742       2,355

RECEIVABLES:
  Trade, less allowance for doubtful accounts of $188 and $163
   in 1997 and 1996, respectively                                     7,652       5,790
  Management fees (Note 3)                                               50          45
  Construction reimbursements, shareholder and other (Note 3)         3,739         780

INVENTORIES                                                           1,206       1,019

PREPAID EXPENSES AND OTHER                                            1,386       1,928
                                                                  ---------   ---------
          Total current assets                                       68,736      58,366
                                                                  ---------   ---------

PROPERTY AND EQUIPMENT, at cost (Notes 2, 5 and 6):
  Land and improvements                                              40,511      29,712
  Buildings and improvements                                        527,856     433,059
  Furniture, fixtures and equipment                                 197,177     160,198
  Construction in progress                                           78,946     120,525
                                                                  ---------   ---------
                                                                    844,490     743,494
  Less- Accumulated depreciation and amortization                  (166,125)   (174,899)
                                                                  ---------   ---------
                                                                    678,365     568,595
  Property and equipment available for sale, net (Note 9)            38,791           -
                                                                  ---------   ---------
                                                                    717,156     568,595
                                                                  ---------   ---------

DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net (Notes 2 and 5)                                      30,841      31,111
                                                                  ---------   ---------
                                                                  $ 816,733   $ 658,072
                                                                  =========   =========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     John Q. Hammons Hotels, L.P. (Note 1)

                          Consolidated Balance Sheets

                                (000's omitted)

                             LIABILITIES AND EQUITY
                             ----------------------



                                                                  Fiscal        Fiscal
                                                                   1997          1996
                                                                 Year-End      Year-End
                                                                ----------    ----------
LIABILITIES:
      Current portion of long-term debt (Note 5)                $ 61,517      $ 12,444
      Accounts payable, including construction payables of
       approximately $3,391 and $17,721, respectively             11,232        29,977
      Accrued expenses-
         Payroll and related benefits                              5,529         4,611
         Sales and property taxes                                  8,676         7,069
         Insurance (Notes 2 and 3)                                11,242         9,511
         Interest                                                 12,603        12,634
         Utilities, franchise fees and other                       5,822         6,242
                                                                --------      --------
              Total current liabilities                          116,621        82,488

      Long-term debt (Note 5)                                    634,274       518,699
      Other obligations and deferred revenue (Note 2)              7,900         7,023
                                                                --------      --------
              Total liabilities                                  758,795       608,210
                                                                --------      --------

    COMMITMENTS AND CONTINGENCIES (Note 6)

    EQUITY (Notes 1 and 8):
      Contributed capital                                         96,436        96,436
      Partners' and other deficits, net                          (38,498)      (46,574)
                                                                --------      --------
              Total equity                                        57,938        49,862
                                                                --------      --------
                                                                $816,733      $658,072
                                                                ========      ========



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     John Q. Hammons Hotels, L.P. (Note 1)

                       Consolidated Statements of Income

                                (000's omitted)


                                                           Fiscal Year Ended
                                                    -------------------------------
                                                      1997      1996        1995
                                                    --------  ---------  ----------
 REVENUES:
   Rooms                                            $195,296   $171,206   $148,432
   Food and beverage                                  86,183     79,580     70,840
   Meeting room rental and other                      20,795     18,061     15,907
                                                    --------   --------   --------
           Total revenues                            302,274    268,847    235,179
                                                    --------   --------   --------

 OPERATING EXPENSES (Notes 3, 4 and 6):
   Direct operating costs and expenses-
      Rooms                                           50,265     43,610     38,543
      Food and beverage                               62,383     57,956     54,228
      Other                                            3,385      2,929      2,521
   General, administrative, sales and
    management service expenses                       85,766     74,646     64,234
   Repairs and maintenance                            12,578     11,528     10,131
   Depreciation and amortization                      34,781     24,034     18,346
                                                    --------   --------   --------
           Total operating expenses                  249,158    214,703    188,003
                                                    --------   --------   --------

 INCOME FROM OPERATIONS (Note 9)                      53,116     54,144     47,176

 OTHER EXPENSE:
   Interest expense and amortization of deferred
    financing fees, net of $1,279, $2,103 and
    $4,044 of interest income in 1997, 1996 and
    1995, respectively
   (Note 2(e))                                        44,325     35,620     28,447
                                                    --------   --------   --------

    Income before extraordinary item                   8,791     18,524     18,729

 EXTRAORDINARY ITEM:
   Loss from early extinguishment of debt
    (Note 8)                                               -          -       (325)
                                                    --------   --------   --------
           Net income (Note 2(j))                   $  8,791   $ 18,524   $ 18,404
                                                    ========   ========   ========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     John Q. Hammons Hotels, L.P. (Note 1)

                 Consolidated Statements of Changes in Equity

                                (000's omitted)

                                                     Partners and Other
                            Contributed Capital       Equity (Deficit)
                            -------------------     ---------------------
                            General     Limited      General      Limited
                            Partner     Partner      Partner      Partner     Total
                            -------     -------     --------     --------    -------
Balance, Year-End 1994      $96,436     $    --     $(90,583)    $14,820     $20,673
Distributions                    --          --           --      (4,932)     (4,932)
Net income                       --          --        5,210      13,197      18,404
                            -------     -------     --------     -------     -------
Balance, Year-End 1995       96,436          --      (85,373)     23,082      34,145
Distributions                    --          --         (107)     (2,700)     (2,807)
Net income                       --          --        5,244      13,280      18,524
                            -------     -------     --------     -------     -------
Balance, Year-End 1996       96,436          --      (80,236)     33,662      49,862
Distributions                    --          --         (150)       (565)       (715)
Net income                       --          --        2,489       6,302       8,791
                            -------     -------     --------     -------     -------
Balance, Year-End 1997      $96,436     $    --     $(77,897)    $39,399     $57,938
                            =======     =======     ========     =======     =======


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     John Q. Hammons Hotels, L.P. (Note 1)

                     Consolidated Statements of Cash Flows

                                (000's omitted)

                                                                          Fiscal Year Ended
                                                                  ----------------------------------
                                                                    1997         1996         1995
                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   8,791    $  18,524    $  18,404
    Adjustments to reconcile net income to cash provided by
      operating activities--
        Depreciation, amortization and loan cost amortization        37,662       26,414       19,956
        Extraordinary item                                               --           --          325
    Changes in certain assets and liabilities--
        Receivables                                                  (4,826)         999       (3,003)
        Inventories                                                    (187)          91         (137)
        Prepaid expenses and other                                      542         (804)        (138)
        Accounts payable                                            (18,745)      21,595         (236)
        Accrued expenses                                              3,805        3,896        4,268
        Other obligations and deferred revenue                          877        1,444        4,598
                                                                  ---------    ---------    ---------
            Net cash provided by operating activities                27,919       72,159       44,037
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net                       (179,385)    (155,579)    (132,419)
    Franchise fees and other                                         (3,499)      (4,936)      (5,755)
    (Purchase) sale of marketable securities, net                   (10,387)      24,219       60,089
                                                                  ---------    ---------    ---------
            Net cash used in investing activities                  (193,271)    (136,296)     (78,085)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan financing fees and debt offering costs                      (3,069)      (1,433)      (6,180)
    Proceeds from borrowings                                        186,684       76,239      112,296
    Payment of notes payable to affiliates                               --           --         (547)
    Repayments of debt                                              (22,036)      (3,190)     (34,524)
    Distributions to partners, net                                     (715)      (2,807)      (4,932)
                                                                  ---------    ---------    ---------
            Net cash provided by financing activities               160,864       68,809       66,113
                                                                  ---------    ---------    ---------
            Increase (decrease) in cash and equivalents              (4,488)       4,672       32,065
CASH AND EQUIVALENTS, beginning of period                            46,449       41,777        9,712
                                                                  ---------    ---------    ---------
CASH AND EQUIVALENTS, end of period                               $  41,961    $  46,449    $  41,777
                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                $  43,399    $  35,441    $  29,035
                                                                  =========    =========    =========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         John Q. Hammons Hotels, L.P.

                  Notes To Consolidated Financial Statements

                                (000's omitted)



(1) Basis of Presentation-
    ---------------------

     (a) Entity Matters--The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries (the Partnership), John Q. Hammons Hotels Finance Corporation, a corporation with nominal assets and no operations, the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities and certain wholly-owned subsidiaries which consist of certain hotel operations. As of fiscal year-end 1997, 1996 and 1995, the Partnership had forty-five, thirty-nine, and thirty-seven, respectively, hotels in operation of which thirty-five in 1997 and thirty-two in 1996 and 1995 operate under the Holiday Inn and Embassy Suites trade names. The Partnership's hotels are located in twenty states throughout the United States.

          In conjunction with a public offering of debt securities in February, 1994 and a public offering of equity securities in November, 1994 by John Q. Hammons Hotels, Inc., J.Q.H. Hotels, L.P., which owned and operated ten hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons (Mr. Hammons) or enterprises which he controlled, twenty-one additional operating hotel properties, equity interests in two hotels under construction, the stock of the catering corporations and management contracts relating to all of Mr. Hammons' hotels. Upon consummation of these transactions J.Q.H. Hotels, L.P. changed its name to John Q. Hammons Hotels, L.P. and the allocation of income or loss was modified from 1% to its general partner and 99% to its limited partner to 10% and 90%, respectively, upon completion of the public debt offering and to 28.31% to its general partner and 71.69% to its limited partner upon completion of the public equity offering.

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

     (b) Partnership Matters--A summary of selected provisions of the Partnership agreement and other matters are as follows:

          General and Limited Partner; John Q. Hammons Hotels, Inc. was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering Mr. Hammons contributed approximately $5 million in cash in exchange for 294,100 shares of Class B common stock (which represents approximately 72% of the voting control of the company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B common stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

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

          Additional Capital Contributions; In the event proceeds from the sale of the twenty hotel properties which secure the $300 million first mortgage notes (1994 notes) (Note 5) are insufficient to satisfy amounts due on the 1994 notes, Mr. Hammons and Hammons, Inc. (as general partners at the time the 1994 notes were secured) are severally obligated to contribute up to $135 million and $15 million, respectively, to satisfy amounts due, if any. In the event proceeds from the sale of the eight hotel properties which secure the $90 million first mortgage notes (1995 notes) (Note 5) are insufficient to satisfy amounts due on the 1995 notes, Mr. Hammons is obligated to contribute up to $45 million to satisfy amounts due, if any. In addition, with respect to the eleven hotel properties contributed by Mr. Hammons concurrent with the public equity offering (Note 8), Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

          Redemption of Limited Partner Interests; Subject to certain limitations, the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November, 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels,

          Inc.'s Class A common stock for each limited partner unit tendered or the then cash equivalent thereof.

          Additional General Partner Interests; Upon the issuance by the general partner of additional shares of its common stock, including shares issued upon the exercise of its stock options, the general partner will be required to contribute to the Partnership the net proceeds received and the Partnership will be required to issue additional general partner units to the general partner in an equivalent number to the additional shares of common stock issued.


(2)  Summary of Major Accounting Policies-
     ------------------------------------

     (a) Cash and Equivalents--Cash and equivalents include operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.

          Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations.

     (b) Marketable Securities--Marketable securities consist of available-for-sale commercial paper and government agency obligations which mature or will be available for use in operations in 1998. These securities are valued at current market value, which approximates cost. Realized gains and losses in 1997 and 1996, determined using the specific identification method, were nominal.

     (c) Inventories--Inventories consist of food and beverage items. These items are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

     (d) Deferred Financing Costs, Franchise Fees and Other--Franchise fees paid to the respective franchisors of the hotel properties are amortized on a straight-line basis over ten to twenty years which approximates the terms of the respective agreements. Costs of obtaining financing are capitalized and amortized over the respective terms of the debt.

          Costs directly related to commencing a hotel's operations are deferred until the hotel has opened. The preopening expense is amortized over one year using the straight-line method. Unamortized preopening costs were approximately $3,825 and $1,239 as of fiscal year-end 1997 and 1996, respectively (See Note 2(p)).

     The components of deferred financing costs, franchise fees and other are summarized as follows:

                                                      Fiscal Year-End
                                                     ------------------
                                                       1997      1996
                                                     --------  --------


       Deferred financing costs                      $24,025   $20,956
       Franchise fees                                  4,716     4,877
       Less- Accumulated amortization                 (9,466)   (7,212)
                                                     -------   -------
                                                      19,275    18,621
       Restricted cash deposit, interest bearing,
        related to insurance coverages                     -     4,934
       Deposits                                        7,397     5,986
       Preopening expenses and other, net              4,169     1,570
                                                     -------   -------
                                                     $30,841   $31,111
                                                     =======   =======

     In October 1997, the Partnership entered into an irrevocable stand-by letter of credit agreement with a bank for approximately $5.6 million. The letter of credit replaced the restricted cash deposit which was required by and maintained with an insurance carrier. The letter of credit expires in October 1998.

(e) Property and Equipment--Property and equipment are stated at cost (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method while all other property is depreciated using both straight-line and accelerated methods. The estimated useful lives of the assets are summarized as follows:

                                            Lives In Years
                                            --------------
       Land improvements                         5-25
       New buildings and improvements            5-40
       Purchased buildings                        25
       Furniture, fixtures and equipment         5-10

     Construction in progress includes primarily land, development and construction costs of certain hotel developments. Costs associated with hotel development construction in progress approximated $75 million in 1997 and $120 million in 1996, with the remainder representing refurbishments of operating hotels.

     The Partnership periodically reviews the carrying value of these assets and other long-lived assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Partnership believes no impairment exists at January 2, 1998.

     Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $10,259, $7,162, and $5,270 for the fiscal years ended 1997, 1996 and 1995, respectively. Construction in progress is recorded at the lower of cost or market.

         Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

         The accompanying 1997 consolidated financial statements include the land costs for thirty-seven of the operating hotel properties. Land for six of the remaining eight operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Land for the remaining two operating hotel properties is leased by the Partnership from a related party over long-term leases. Rent expense for all land leases was $464, $450, and $288 for the fiscal years ended 1997, 1996 and 1995, respectively.

     (f) Par Operating Equipment--A hotel's initial expenditures for the purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

     (g) Advertising--The Partnership expenses the cost of advertising associated with operating hotels as incurred. Advertising costs incurred for a hotel prior to its opening are deferred and charged to expense in the period the hotel commences operations.

         Advertising expense for 1997, 1996 and 1995 was approximately $21,405, $17,373 and $16,206, respectively, of which approximately $1,296, $291 and $1,038, respectively, pertained to preopening advertising expenses of the hotels which opened in these respective years.

     (h) Pensions and Other Benefits--The Partnership contractually provides retirement benefits for certain union employees at two of its hotel properties under a union sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $66, $54, and $52 for the fiscal years ended 1997, 1996 and 1995, respectively.

         Effective January 1996, the Partnership implemented an employee savings plan (a 401(k) plan). The Partnership matches a percentage of an employee's contribution. The Partnership's matching contributions are funded currently. The cost of the matching program and administrative costs charged to income were approximately $381 and $293 in 1997 and 1996, respectively. The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

     (i) Self-Insurance--The Partnership is self-insured for certain levels of general liability and workers' compensation coverage. Estimated costs of these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, assumed claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change.

     (j) Income Taxes--Prior to 1994 the entities and properties included in the accompanying consolidated financial statements consisted of a Partnership, S Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

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

     (k) Revenue Recognition--The Partnership recognizes revenues from its rooms, catering and restaurant facilities as earned on the close of business each day.

     (l) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m) Fiscal Year--The Partnership's fiscal year ends on the Friday nearest December 31 which includes 52 weeks in 1997, 53 weeks in 1996 and 52 weeks in 1995.

          The periods ended in the accompanying consolidated financial statements are summarized as follows:

                     Year                     Fiscal Year-End
                     ----                     ---------------

                     1997                     January 2, 1998
                     1996                     January 3, 1997
                     1995                     December 29, 1995

     (n) Reclassifications--Certain reclassifications have been reflected in 1996 and 1995 to conform with the current period presentation.

     (o) New Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Partnership intends to adopt this statement in the first quarter of fiscal 1998 and does not anticipate such adoption to have any significant impact on the Partnership's reported consolidated financial position, results of operations, cash flows or related disclosures.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management segregates a company. This statement, which the Partnership intends to adopt in fiscal 1998, expands or modifies disclosures and, accordingly, will have no impact on the Partnership's reported consolidated financial position, results of operations or cash flows.

     (p) Proposed Accounting Pronouncements--In April 1997, the American Institute of Certified Public Accountants released a proposed Statement of Position (SOP) - "Reporting on the Costs of Start-Up Activities." The proposed SOP, which is expected to be finalized and issued in 1998, would require costs of start-up activities, including preopening expenses, to be expensed as incurred. The Partnership's current practice is to defer these expenses until a hotel has commenced operations, at which time the costs, other than advertising costs which are expensed upon opening, are amortized over a one-year period. Included in the accompanying 1997 consolidated balance sheet is approximately $3,825 of unamortized preopening expenses which would have been expensed had this pronouncement been effective as of January 2, 1998.


(3)  Related Party Transactions-
     --------------------------

     (a) Hotel Management Fees--In addition to managing the hotel properties included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons, which included four properties at January 2, 1998. A management fee of approximately 3% of gross revenues (as defined) is paid to the Partnership by these hotels which aggregated approximately $643, $717 and $694 for the fiscal years ended 1997, 1996 and 1995, respectively.

     (b) Accounting and Administrative Services--The hotels have contracted for accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,411, $1,228, and $1,181 for the fiscal years ended 1997, 1996 and 1995, respectively.

          In 1995, Mr. Hammons negotiated a new contract with WHI to continue to provide accounting and administrative services through June 1999. Charges for these services provided by WHI will approximate $32 per year for each hotel property for the duration of the agreement.

     (c) Insurance Coverage--Umbrella, property, auto, commercial liability and workers' compensation insurance are provided to the hotel properties under a blanket commercial policy purchased by John Q. Hammons Hotels, Inc. or WHI, covering hotel properties owned by the Partnership, Mr. Hammons, or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $6,196, $6,265 and $5,764 for the fiscal years ended 1997, 1996 and 1995, respectively.

     (d) Allocation of Common Costs--The Partnership incurs certain hotel management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May of 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $131, $150, $180 for the fiscal years ended 1997, 1996 and 1995, respectively. Management considers these allocations to be reasonable.

     (e) Transactions with Partners and Directors--At fiscal year-end, there were certain prepayments to a partner associated with the Partnership's estimated 1998 and 1997 taxable income, which approximated $2,031 and $315, respectively, and are included as a component of construction reimbursements, shareholder and other receivables.

          The Partnership reimburses Mr. Hammons for development costs incurred on behalf of the Partnership, at approximate cost. These costs amounted to approximately $7,251 (including debt assumed of $4,728) and $4,621 in 1997 and 1996, respectively. In addition to actual costs incurred, the 1997 reimbursement includes a return on capital employed by Mr. Hammons of approximately $120, calculated based on the Partnership's approximate incremental borrowing rate.

          During 1996, the Partnership entered into an agreement with a director relating to certain financial advisory services. The Partnership has recognized approximately $180 and $188 in expense for the fiscal years ended 1997 and 1996 under this agreement.

     (f) Summary of Related Party Expenses--The following summarizes expenses reported as a result of activities with related parties:

                                                          Fiscal Year-End
                                                  -------------------------------
                                                   1997        1996        1995
                                                  -------     -------     -------
         Expenses included within general,
          administrative, sales and management
          service expenses:
           Accounting and administrative           $1,411      $1,228      $1,181
           Rental expenses (Note 6)                   465         520         420
           Financial advisory services from a
            director                                  180         188           -
                                                   ------      ------      ------
                                                   $2,056      $1,936      $1,601
                                                   ======      ======      ======

         Allocated insurance expense from the
          pooled coverage included within
          various operating categories             $6,196      $6,265      $5,764
                                                   ======      ======      ======

(4)  Franchise Agreements-
     --------------------

     As of year-end 1997 and 1996, forty-one of the forty-five and thirty-six of the thirty-nine, respectively, operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with a national hotel chain which require each hotel to remit to the franchisor monthly fees equal to approximately four percent of gross room revenues, as defined. Franchise fees expensed under these contracts were $7,165, $6,250 and $5,534 for the fiscal years ended 1997, 1996 and 1995, respectively.

     As part of the franchise agreement, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 3.5% of room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of income as a component of sales expenses was approximately $6,497, $5,493, and $4,666 for the fiscal years ended 1997, 1996 and 1995, respectively.

(5)  Long-Term Debt-
     ---------------

     The components of long-term debt are summarized as follows:

                                                                         Fiscal Year-End
                                                                      ---------------------
                                                                        1997         1996
                                                                      --------     --------
     First mortgage notes, interest at 8.875%, interest only
     payable February 15 and August 15, principal due
     February 15, 2004, secured by a first mortgage lien on
     twenty hotel properties and additional capital contributions of up to $150 million by Mr. Hammons and an entity
     under his control.  (Note 1(b))                                  $300,000     $300,000

                                                                        1997         1996
                                                                        ----         ----
First mortgage notes, interest at 9.75%, interest only
payable April 1 and October 1, principal due October 1,
2005, secured by a first mortgage lien on six hotel
properties and a second mortgage lien on two hotel
properties and additional capital contributions of up to
$45 million by Mr. Hammons. (Note 1(b))                                 90,000        90,000

Development Bonds, variable interest rate approximating
85% of the bond equivalent yield of thirteen week U.S.
Treasury bills (not to exceed 12%) and fixed rates ranging
from 7.125% to 9.00%, payable in scheduled installments
through April, 2024, certain of the obligations are subject
to optional prepayments by the bondholders, secured by
certain hotel facilities, fixtures, assignment of rents, a letter of credit and, with respect to approximately $16,102 of
development bonds, a personal guarantee of Mr.
Hammons.                                                                36,063        36,873

Mortgage notes payable to banks, insurance companies and
a state retirement plan variable interest rates at prime to
prime plus 1% with certain instruments subject to a ceiling
rate and a floor rate, fixed rates ranging from 8% to 11%,
payable in scheduled installments through April, 2027,
secured by certain hotel facilities, fixtures, assignment of rents, certain other real property controlled by Mr.
Hammons and, with respect to approximately $252,909 of
mortgage notes, a personal guarantee of Mr. Hammons.                   261,071        93,874

Other notes payable, various variable interest rates and
fixed rates ranging from 6.5% to 8.1%, payable in
scheduled installments through July 2002, secured by
certain hotel improvements, furniture, fixtures and related
equipment and, with respect to approximately $2,100 of
notes, a personal guarantee of Mr. Hammons.                              8,657        10,396
                                                                      --------      --------
                                                                       695,791       531,143

Less - current portion                                                 (61,517)      (12,444)
                                                                      --------      --------
                                                                      $634,274      $518,699
                                                                      ========      ========

The indenture agreements relating to the 1994 and 1995 notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners, stockholders or affiliates, incur certain liens, engage in mergers or consolidations and achieve certain interest coverage ratios, as defined. In addition, certain of the other credit agreements include subjective acceleration clauses and limit, among others, the incurrence of certain liens and additional indebtedness. The 1994 and 1995 notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

     Scheduled maturities of long-term debt are summarized as follows:


                Year-End
Year Ending       1997
-----------     --------

1998 (A)        $ 61,517
1999              32,968
2000               9,780
2001              13,893
2002              38,533
Thereafter       539,100
                --------
                $695,791
                ========

    (A) Maturities of long-term debt of approximately $5.1 million in 1998 are scheduled to be amortized over periods extending subsequent to 2002.



(6) Commitments and Contingencies-
    -----------------------------

    (a) Operating Leases--The hotel properties lease certain equipment and land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these leases was approximately $1,819, $1,629, and $1,076 for the fiscal years ended 1997, 1996 and 1995, respectively, which has been included in general and management service expenses.

        Included in the accompanying consolidated financial statements are the operating results of trade centers located in Billings, Montana; Joplin, Missouri and Portland, Oregon. Each of the trade centers are owned by Mr. Hammons. The lease agreements for the Billings and Joplin trade centers stipulate nominal rentals for each of the fiscal years ended 1997, 1996, 1995 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri from a partnership (of which Mr. Hammons is a partner) for annual payments of approximately $231 through December 1998. The Partnership has also entered into land leases with Mr. Hammons for two operating hotel properties. Subject to the Partnership exercising purchase options provided under these agreements, these leases extend through 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $270. Rent expense for these related party leases was approximately $465, $520, and $420 for the fiscal years ended 1997, 1996 and 1995, respectively.

        The minimum annual rental commitments for these noncancelable operating leases at January 2, 1998 are as follows:


                Fiscal Year
                  Ending      Mr. Hammons     Other       Total
                  ------      -----------     -----       -----
                   1998           $   791    $ 1,489     $ 2,280
                   1999               570      1,243       1,813
                   2000               570        970       1,540
                   2001               570        683       1,253
                   2002               570        604       1,174
                Thereafter         11,245     41,903      53,148
                                  -------    -------     -------
                                  $14,316    $46,892     $61,208
                                  =======    =======     =======

     (b) Hotel Development--In 1998 and early 1999, the Partnership plans to complete construction and open seven new hotels. The total estimated aggregate development and construction costs for these hotels are expected to exceed $218 million.

     (c) Legal Matters--The Partnership is party to various legal proceedings arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or its cash flows.


(7)  Fair Value of Financial Instruments-
     -----------------------------------

     The fair values of marketable securities, and long-term debt approximate their historical carrying amounts except with respect to the 1994 and 1995 notes for which fair market value was approximately $404 million and $387 million at 1997 and 1996, respectively. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.


(8)  Public Offerings-
     ----------------

     In addition to the completion of the sale of equity securities as more fully described in Note 1, the Partnership completed the sale of $90 million of first mortgage notes in 1995. Proceeds of the offerings were primarily used for retirement of then existing mortgage debt, transaction costs associated with the debt offerings and to provide funding for new hotel development.

     In conjunction with the retirement or refinancing of its then existing mortgage debt, the Partnership incurred approximately $0.3 million of prepayment charges in 1995. These prepayment charges have been reflected in the accompanying 1995 consolidated statement of income as an extraordinary item.


(9)  Subsequent Event-
     ----------------

     Effective February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $40 million, which approximates the aggregate net book value of the hotels.

     Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes (Note 5). Under the terms of these indentures the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Partnership intends to provide replacement collateral in accordance with the indenture provisions.

     Summary unaudited operating results for the six hotels for each of the three years ended 1997, 1996 and 1995 are as follows:

                                                      1997     1996     1995
                                                      ----     ----     ----

 Revenues                                          $27,485  $28,947  $29,717
                                                   =======  =======  =======

  Income from operations,
   including depreciation and
   amortization of $2,447, $2,418
   and $2,358, respectively                        $ 3,590  $ 3,373  $ 3,287
                                                   =======  =======  =======

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 31st day of March, 1998


                           JOHN Q. HAMMONS HOTELS, L.P.

                           By:  John Q. Hammons Hotels, Inc.,
                               its general partner


                           By: /s/ John Q. Hammons
                               ------------------------------------
                               John Q. Hammons
                               Chairman and Founder


                           JOHN Q. HAMMONS HOTELS FINANCE
                           CORPORATION



                           By: /s/ John Q. Hammons
                               ------------------------------------
                               John Q. Hammons
                               Chairman and Founder

                           JOHN Q. HAMMONS HOTELS FINANCE
                           CORPORATION II


                           By: /s/ John Q. Hammons
                               ------------------------------------
                               John Q. Hammons
                               Chairman and Founder



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation, and John Q Hammons Hotels Finance Corporation II, on March 31, 1997.

     Signatures                                     Title
     ----------                                     -----

/s/ John Q.Hammons       Chairman and Founder of John Q. Hammons Hotels, Inc.,
-----------------------  John Q. Hammons Hotels Finance Corporation and John Q.
John Q. Hammons          Hammons Finance Corporation II (Principal Executive
                         Officer)


/s/ Glenn R. Malone      Senior Vice President, Financial Planning and Corporate
-----------------------  Development (Principal Financial Officer and Principal
Glenn R. Malone          Accounting Officer)

/s/ David B. Jones       Director, President of John Q. Hammons Hotels, Inc.,
-----------------------  John Q. Hammons Hotels Finance Corporation and John Q.
David B. Jones           Hammons Finance Corporation II


/s/ Jacqueline A.        Director, Secretary of John Q. Hammons Hotels, Inc.,
Dowdy                    John Q. Hammons Hotels Finance Corporation and John Q.
-----------------------  Hammons Finance Corporation II
Jacqueline A. Dowdy


/s/ William J. Hart      Director of John Q. Hammons Hotels, Inc.
-----------------------
William J. Hart


/s/ Daniel L. Earley     Director of John Q. Hammons Hotels, Inc.
-----------------------
Daniel L. Earley


/s/ Robert T. Jones,     Director of John Q. Hammons Hotels, Inc.
Jr.
-----------------------
Robert T. Jones, Jr.


/s/ James F. Moore       Director of John Q. Hammons Hotels, Inc.
-----------------------
James F. Moore


/s/ John E. Lopez-       Director of John Q. Hammons Hotels, Inc.
Ona
-----------------------
John E. Lopez-Ona

                                 EXHIBIT INDEX

   No.                                                Title                                              Page
---------  --------------------------------------------------------------------------------------------  ----
     *3.1    Second Amended and Restated Agreement of Limited Partnership of the Company (the
             "Partnership Agreement")
      3.2    Amendment No. 1 to Partnership Agreement (incorporated by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 30, 1994)
    **3.3    Amendment No. 2 to Partnership Agreement
  ****3.4    Certificate of Limited Partnership of the Company filed with the Secretary of State of the
             State of Delaware
     *3.5    Restated Certificate of Incorporation of the General Partner
   ***3.6    Certificate of Incorporation of John Q. Hammons Hotels Finance Corporation II
   **10.1    1994 Note Indenture
   **10.2    1995 Note Indenture
   **10.3    Embassy Suites License Agreement
   **10.4    Form of Option Purchase Agreement
    *10.5    Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc.
             and Service Employee's International Union
  ***10.6    Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union
             Local 49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/95 to 5/31/98
    *10.7    Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by
             John Q. Hammons or JQH Controlled Companies
  ***10.9a   John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
  ***10.9b   John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
  ***10.9c   John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
  ***10.9d   John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
   *10.10    Triple Net Lease
   *10.11    Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
 ***10.13    Amended and restated employment agreement between John Q. Hammons Hotels, Inc. and
             David B. Jones
 ***10.14    Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau
             on the Lake, Branson, Missouri)
 ***10.15    Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. -
             (Little Rock, Arkansas)
   *10.16    Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
 ***10.17    Agreement of Limited Partnership of John Q. Hammons Hotels, L.P. Two
   *10.18    1994 Stock Option Plan
****10.19    Agreement of Limited Partnership of John Q. Hammons Hotels--Montgomery L.P.
     12.1    Computations of Ratio of Earnings to Fixed Charges of the Company
     27      Financial Data Schedule

 ________________________

* Incorporated by reference to the General Partner's Registration Statement on Form S-1, No. 33-84570.

** Incorporated by reference to the Company's Registration Statement on Form S-4, No. 33-73340.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.

**** Incorporated herein by reference to the Company's Registration Statement (Registration No. 33-99614) previously filed with the Commission.