Form 10-Q
period 1998-04-03
HAMMONS JOHN Q HOTELS LP
filed 1998-05-18
CIK 916536

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          John Q. Hammons Hotels, L.P.
                   John Q. Hammons Hotels Finance Corporation
                 John Q. Hammons Hotels Finance Corporation II
             (Exact name of registrant as specified in its charter)

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

                                 (417) 864-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    X     No _______
    -------

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                     ASSETS

                                                           April 3, 1998   January 2, 1998
                                                           -------------   ---------------
                                                            (Unaudited)       (Audited)
CURRENT ASSETS
Cash and equivalents                                           $  33,170         $  41,961
Marketable securities                                             10,149            12,742
Receivables
    Trade, less allowance for doubtful accounts of $188            8,713             7,652
    Construction reimbursements and management fees                4,368             3,739
    Management fees                                                   61                50
 Inventories                                                       1,055             1,206
 Prepaid expenses and other                                        1,018             1,386
                                                               ---------         ---------
    Total current assets                                          58,534            68,736
PROPERTY AND EQUIPMENT, at cost
 Land and improvements                                            40,519            40,511
 Buildings and improvements                                      549,225           527,856
 Furniture, fixtures and equipment                               204,868           197,177
 Construction in progress                                         77,682            78,946
                                                               ---------         ---------
                                                                 872,294           844,490
 Less-accumulated depreciation and amortization                 (175,467)         (166,125)
                                                               ---------         ---------
                                                                 696,827           678,365
 Property and equipment available for sale                            --            38,791
                                                              ----------         ---------
                                                                 696,827           717,156
 Restricted cash from property disposition                        26,980                --
 DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net          31,907            30,841
                                                               ---------         ---------
                                                               $ 814,158         $ 816,733
                                                               =========         =========



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)
                             LIABILITIES AND EQUITY

                                          April 3, 1998   January 2, 1998
                                          -------------   ---------------
                                           (Unaudited)       (Audited)
CURRENT LIABILITIES
  Current portion of long-term debt            $ 60,194          $ 61,517
  Accounts payable                                7,865            11,232
  Accrued expenses
    Payroll and related benefits                  3,976             5,529
    Sales and property taxes                      8,686             8,676
    Insurance                                    11,928            11,242
    Interest                                      3,712            12,603
    Utilities, franchise fees and other           5,442             5,822
                                               --------          --------
      Total current liabilities                 101,803           116,621

Long-term debt                                  648,987           634,274
Other obligations and deferred revenue            8,776             7,900
                                               --------          --------
      Total liabilities                         759,566           758,795
                                               --------          --------
COMMITMENTS AND CONTINGENCIES
EQUITY:
   Contributed capital                           96,436            96,436
   Partners' and other deficits, net            (41,844)          (38,498)
                                               --------          --------
      Total equity                               54,592            57,938
                                               --------          --------
                                               $814,158          $816,733
                                               ========          ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (000's omitted)

                                                                                        Three Months Ended
                                                                                April 3, 1998         April 4, 1997
                                                                                -------------         -------------
                                                                                            (Unaudited)
REVENUES:
  Rooms                                                                                 $ 51,278            $45,397
  Food and beverage                                                                       21,938             20,397
  Meeting room rental and other                                                            5,736              4,748
                                                                                        --------            -------
     Total revenues                                                                       78,952             70,542
OPERATING EXPENSES:
  Direct operating costs and expenses
     Rooms                                                                                13,195             11,269
     Food and beverage                                                                    15,451             14,838
     Other                                                                                   876                750
  General, administrative and sales expenses                                              23,984             20,073
  Repairs and maintenance                                                                  3,237              2,905
  Depreciation and amortization                                                           11,077              6,933
                                                                                        --------            -------
     Total operating costs                                                                67,820             56,768
                                                                                        --------            -------
INCOME FROM OPERATIONS                                                                    11,132             13,774
OTHER INCOME (EXPENSE)
  Interest income                                                                            888                359
  Interest expense and amortization of deferred financing fees                           (14,457)            (9,718)
  Gain on property disposition                                                               238                 --
                                                                                        --------            -------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                               (2,199)             4,415

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt                                                          (1,117)                --
                                                                                        --------            -------
NET INCOME (LOSS)                                                                       $ (3,316)           $ 4,415
                                                                                        ========            =======



                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                      CONTRIBUTED CAPITAL      PARTNERS' AND OTHER EQUITY (DEFICIT)
                                      -------------------  --------------------------------------------
                                        General Partner    General Partner   Limited Partner     Total
                                        --------------     ---------------   ---------------    -------
BALANCE, January 2, 1998 (audited)              $96,436           $(77,897)          $39,399    $57,938
Distributions                                        --                (30)               --        (30)
Net Loss                                             --               (939)           (2,377)    (3,316)
                                                -------           --------           -------    -------
BALANCE, April 3, 1998 (unaudited)              $96,436           $(78,866)          $37,022    $54,592
                                                =======           ========           =======    =======



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                                          Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                               April 3, 1998   April 4, 1997
                                                                                    -------------   -------------
                                                                                             (Unaudited)
Net income (loss)                                                                        $ (3,316)       $  1,187
Adjustments to reconcile net income (loss) to cash used in operating activities-
 Depreciation, amortization, and loan cost amortization                                    11,604           7,391
 Extraordinary item                                                                         1,117              --
 Gain on property disposition                                                                (238)             --
Changes in certain assets and liabilities
 Receivables                                                                               (1,701)         (1,269)
 Inventories                                                                                   38              (5)
 Prepaid expenses and other                                                                   368             372
 Accounts payable                                                                          (3,367)         (9,580)
 Accrued expenses                                                                         (10,128)         (9,057)
 Other obligations and deferred revenue                                                       876             670
                                                                                         --------        --------
          Net cash used in operating activities                                            (4,747)         (7,126)
                                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment, net                                                 (27,587)        (45,435)
 Proceeds from disposition of property                                                     39,387              --
 Restricted cash remaining from property disposition                                      (26,890)             --
 Franchise fees and other                                                                  (4,907)            212
 Sale of marketable securities, net                                                         2,593             709
                                                                                         --------        --------
          Net cash provided by (used in) investing activities                             (17,404)        (44,514)
                                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                                 96,961          32,929
  Repayments of debt                                                                      (83,571)         (1,154)
  Distributions                                                                               (30)           (615)
                                                                                         --------        --------
          Net cash provided by financing activities                                        13,360          31,160
                                                                                         --------        --------
Increase (decrease) in cash and equivalents                                                (8,791)        (20,480)
CASH AND EQUIVALENTS, beginning of period                                                  41,961          46,449
                                                                                         --------        --------
CASH AND EQUIVALENTS, end of period                                                      $ 33,170        $ 25,969
                                                                                         ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                       $ 22,821        $ 18,024
                                                                                         ========        ========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  ENTITY MATTERS

  The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. and its wholly owned subsidiaries ("Partnership"), consisting of John Q. Hammons Finance Corporation ("Finance Corp.") and John Q. Hammons Hotels Finance Corporation II ("Finance Corp. II"), both corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

  In conjunction with a public offering of first mortgage notes in February 1994 (the "1994 Notes") and in November 1995 ("1995 Notes") by the Partnership and Finance Corp. I and II, and a public offering of common stock in November 1994 ("Common Stock Offering") by its general partner, John Q. Hammons Hotels, Inc. ("General Partner"), the Partnership, which owned and operated ten hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons ("Mr. Hammons") or enterprises that he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of catering corporations and management contracts relating to all of Mr. Hammons' hotels.

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

2.  GENERAL

  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended January 2, 1998, which included financial statements for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995.

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

4.  NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Partnership adopted this statement in the first quarter of fiscal 1998 with no impact on the Partnership's reported consolidated financial position, results of operations, cash flows or related disclosures.

  Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Partnership intends to adopt SFAS 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Partnership's reported financial position, results of operation or cash flows.

  In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expenses as incurred. The Partnership's current practice is to defer these expenses until a hotel has commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, are amortized over a one-year period. The Partnership is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999 and, consistent with the guidance of the SOP, then existing cumulative unamortized preopening costs will be charged to expense.

5.  PROPERTY DISPOSITION

  Effective February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $40 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Partnership has provided, or is in the process of providing, replacement collateral in accordance with the indenture provisions. As of April 3, 1998, $26.9 million of cash was restricted for this purpose and classified as non-current restricted cash in the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

  The Partnership has opened one New Hotel in the past three months, and has an additional seven hotels under construction. The Partnership's development activity limits its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues.

  Given the current positive trends in the upscale, full-service sector of the hotel industry, the Partnership continues to develop new hotels, including World Golf Resort Hotel and Convention Center, St. Augustine, Florida; Plaza Hotel, Topeka, Kansas; Embassy Suites Hotel, Portland Oregon; Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza Hotel, Coral Springs, Florida; Marriott Renaissance Hotel at the Charlotte, North Carolina airport; and Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport. While the Partnership believes its development efforts represent the best long-term strategy, the continued aggressive New Hotel development initiatives will continue to have a negative effect on earnings.

  On January 12, 1998 the Partnership opened an Embassy Suites hotel in Tampa, Florida. The opening marked the fifteenth hotel the Partnership had developed in less than three years. The Partnership expects to open three additional hotels during the remainder of 1998: World Golf Report Hotel and Convention Center - St. Augustine, Florida; Capitol Plaza Hotel - Topeka, Kansas; and Embassy Suites hotel - Portland, Oregon.

  The following discussion and analysis addresses results of operations for the three month periods ended April 3, 1998 (the "1998 Quarter") and April 4, 1997 (the "1997 Quarter").

  For the 1998 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA)were $22.2 million, a 7.2% increase over the 1997 Quarter, EBITDA of $20.7 million. The Mature Hotels' EBITDA was $18.3 million in the 1998 Quarter, down 2.8% from $18.9 million in the 1997 Quarter, due to the sale of six hotels on February 6, 1998. Excluding the six hotels sold, the Mature Hotels' EBITDA in the 1998 Quarter was $18.5 million, up 2.1% from $18.1 million in the 1997 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels, excluding the six hotels sold, increased to 29.1% in the 1998 Quarter from 29.0% in the 1997 Quarter.
The New Hotels' EBITDA for the 1998 Quarter was $2.5 million compared to $0.2 million in the 1997 Quarter.

  The Partnership sold six Holiday Inn hotels on February 6, 1998, and recognized a book gain of $0.2 million on the sale. Excluding the six hotels sold, total EBITDA for the Partnership was $22.3 million in the 1998 Quarter, up 13.5% from $19.7 million in the 1997 Quarter.

  Total revenues for the 1998 Quarter were $79.0 million, an increase of $8.4 million, or 11.9%, compared to the 1997 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotel opened during the 1998 Quarter, and, to a lesser extent, revenue growth at the Mature Hotels. The Partnership's Mature Hotels generated total revenues of $65.4 million in the 1998 Quarter, a decrease of $3.3 million, or 4.8%, compared to the 1997 Quarter, due to the sale of six hotels in the 1998 Quarter. Excluding the six hotels sold, the Mature Hotels generated total revenues of $63.5 million, an increase of $1.1 million or 1.8%, compared to the 1997 Quarter. The Partnership's New Hotels generated total revenues of $13.2 million during the 1998 Quarter compared to $1.6 million in the 1997 Quarter.

  Rooms revenues increased $5.9 million, or 13.0%, from the 1997 Quarter, and increased only slightly, as a percentage of total revenues, to 64.9% from 64.4%. The increase was primarily due to increased rooms revenues from the New Hotels, and the resulting increase in the Partnership's average room rate to $90.20, a 12.6% increase compared to the 1997 Quarter average room rate of $80.08. In comparison, the average room rate for the hotel industry was $79.44 in the 1998 Quarter, up 5.3% from the 1997 Quarter. The increased average room rate was partially offset by a 1.8% decrease in Partnership's occupancy for the 1998 Quarter to 64.4%. Occupancy for the hotel industry was 59.9%, down 0.3% from the 1997 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $55.37 in the 1998 Quarter, up 7.6% from $50.64 in the 1997 Quarter. RevPAR for the hotel industry was $47.59, up 4.7% from the 1997 Quarter.

  Food and beverage revenues increased $1.5 million, or 7.6%, compared to the 1997 Quarter, and decreased slightly as a percentage of total revenues, to 27.8%, from 28.9%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

  Meeting room rental and other revenues increased $1.0 million, or 20.8%, from the 1997 Quarter, and increased slightly as a percentage of revenues, to 7.3% from 6.7%. The majority of the increase was a result of increased meeting and convention business in the Mature Hotels as well as revenues from the New Hotels.

  Rooms operating expenses increased $1.9 million, or 17.1%, compared to the 1997 Quarter, and increased as a percentage of rooms revenues, to 25.7% compared to 24.8%. The increase related primarily to expenses for New Hotels. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues were 24.3% in the 1998 Quarter compared to 23.6% in the 1997 Quarter.

  Food and beverage operating expenses increased $0.6 million, or 4.1%, compared to the 1997 Quarter, but decreased as a percentage of food and beverage revenues, to 70.4% from 72.7%. The dollar increase was attributable to expenses associated with food and beverage revenues from the New Hotels.

  Other operating expenses increased $0.1 million, or 16.8%, compared to the 1997 Quarter, and decreased slightly as a percentage of meeting room rental and other revenues, to 15.3% from 15.8% in the same period of the prior year.

  General, administrative and sales expenses increased $3.9 million, or 19.5%, over the 1997 Quarter, and increased as a percentage of revenues to 30.4% from 28.5%. The increase was primarily attributable to expenses associated with the New Hotels. The Partnership had seven New Hotels in the 1998 Quarter compared to one New Hotel in the 1997 Quarter.

  Repairs and maintenance expenses increased $0.3 million, or 11.4%, compared to the 1997

Quarter and remained stable as a percentage of revenues, at 4.1%.

  Depreciation and amortization expenses increased $4.1 million, or 59.8%, compared to the 1997 Quarter, and increased significantly as a percentage of revenues to 14.0% from 9.8%. The Depreciation and amortization increase relates entirely to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a new hotel's operation.

  Income from operations decreased $2.7 million, or 19.2%, compared to the 1997 Quarter. Expenses related to operating the New Hotels, particularly depreciation and amortization increased more rapidly than revenues.

  Interest income increased $0.5 million, or 147.4%, from the 1997 Quarter, as the Partnership held cash from the sale of hotels described above.

  Interest expense and amortization of deferred financing fees increased $4.7 million, or 48.8%, from the 1997 Quarter, and increased significantly as a percentage of total revenues to 18.3% from 13.8%. These increased costs related to interest expense for the New Hotels, and can be expected to continue to rise in connection with the Partnership's new hotel development.

  Net Income (loss) for the 1998 Quarter was a $3.3 loss, including an extraordinary charge of $1.1 million, compared to $4.4 million in net income in the 1997 Quarter. The loss was driven by fixed charges associated with the Partnership's seven new hotels opened in 1997 and in the 1998 Quarter. The Partnership incurred the extraordinary charge for a $0.1 million pre-payment penalty and the write-off of $1.0 million of deferred financing costs associated with the refinancing of certain debt on four of the Partnership's hotels.

Liquidity and Capital Resources

  In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. In addition, in the future the Partnership will obtain mortgage financing secured by construction in progress to provide funding for hotels it develops. Any funds from sales of hotels that are not restricted under the terms of the Partnership's debt documents also would be available for these purposes. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund new hotel development, to fund capital improvements on existing hotels and to make partnership distributions to fund some of the taxes associated with income allocable to the partners.

  At April 3, 1998, the Partnership had $33.2 million of cash and equivalents and $10.1 million of marketable securities, compared to $42.0 million and $12.7 million, respectively, at the end of 1997. Total current assets at April 3, 1998, decreased $10.2 million, as the result of the decrease in cash and cash equivalents and marketable securities. In February 1998, the Partnership completed the sale of six hotels for approximately $40 million, consisting of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of the six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. The Partnership intends to provide replacement collateral for these mortgage notes. As of April 3, 1998, the Partnership had provided replacement collateral for one of the five hotels, and currently holds $26.9 million of restricted cash available for the remaining replacement collateral.

  Net cash used in operating activities was $4.8 million for the 1998 Quarter compared to $7.1 million for the 1997 Quarter. The Partnership used less cash in the 1998 Quarter as it had fewer hotels under construction than in the 1997 Quarter.

  The Partnership's long term debt increased $13.4 million during the 1998 Quarter to fund new hotel development and refurbishment expenditures. The Partnership incurred net capital expenditures of approximately $27.6 million during the 1998 Quarter and $45.4 million during the 1997 Quarter. Of the $27.6 million incurred during the 1998 Quarter, approximately $4.2 million was for capital improvements on existing hotel properties and approximately $23.4 million was for development of new hotels. During the remainder of 1998 the Partnership expects capital expenditures to total approximately $165.0 million, including approximately $16.6 million for capital improvements on existing hotels and approximately $148.4 million for continued new hotel development.

  The Partnership currently has seven hotels under construction. The Partnership estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $144.0 million, including expenses scheduled during 1998. Construction in progress at April 3, 1998 included $77.7 million expended for these projects. The Partnership has received loans and loan commitments for six projects under construction in the amount of $120.3 million, with $85.5 million available, and expects the remaining 1998 capital requirements to be funded by cash, operating income and additional loans on unencumbered developments.

  In addition to capital expenditures for the hotels under construction, the Partnership is at various stages in other new hotel development. Capital requirements for the new hotels under development are expected to be provided by
(i) construction loans; (ii) refinancing of certain existing hotels; (iii) contributions from third parties; and (iv) cash flow from operations.

  The Partnership expects to continue to fund development of new hotels through limited partnerships in which the Partnership will be the general partner and an affiliate of the general partner will be the limited partner. As permitted by the indentures relating to the 1994 Notes and the 1995 Notes (the "1994 and 1995
Note Indentures"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Partnership to fund these entities is subject to certain limitations contained in the 1994 and 1995
Note Indentures. All of the indebtedness of these entities will be non-recourse to the Partnership. The Partnership believes that funding permitted under the 1994 and 1995 Note Indentures will be sufficient to meet its current hotel development plans.

  Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Partnership anticipates that its capital resources will be adequate to satisfy its 1998 capital requirements for the currently planned projects and normal recurring capital improvement.

  The Partnership accrued $30 thousand of distributions to the partners during the 1998 Quarter. Any distributions by the Partnership to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

  The following tables set forth, as of April 3, 1998, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                 Trailing 12 Months Ended April 3, 1998
                                          ----------------------------------------------------
                                             1994         1995        Management      Total
                                          Collateral   Collateral     Operations    Restricted
                                            Hotels       Hotels         Group         Group
                                          ----------   ----------     ----------    ----------
                                             (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                          $148,052      $61,239      $ 5,473(a)     $214,764
Operating Expenses:
  Direct operating costs and                                                            79,799
   expenses                                   56,091       23,708           --

  General, administrative, sales
   and management expenses(b)                 41,521       18,627       (1,758)(c)      58,390

  Repairs and maintenance                      5,955        2,739           --           8,694
  Depreciation and amortization               12,378        5,438           95          17,911
                                            --------      -------      -------        --------
        Total operating expenses             115,945       50,512       (1,663)        164,794
                                            --------      -------      -------        --------
                                            $ 32,107      $10,727      $ 7,136        $ 49,970
                                            ========      =======      =======        ========
Income from operations:

Operating Data:
  Occupancy                                     64.8%        64.0%
  Average daily room rate                     $81.75       $76.43
  RevPAR                                      $52.95       $48.92

                                                Trailing 12 Months Ended January 2, 1998
                                          ----------------------------------------------------
                                                 1994         1995     Management         Total
                                           Collateral   Collateral     Operations    Restricted
                                               Hotels       Hotels          Group         Group
                                           ----------   ----------     ----------    ----------
                                              (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                           $151,797      $62,209      $ 4,828(a)     $218,834
Operating Expenses:
   Direct operating costs and
    expenses                                   57,511       24,030           --          81,541

   General, administrative, sales and
    management expenses(b)                     41,960       18,303       (1,524)(c)      58,739

   Repairs and maintenance                      6,089        2,771           --           8,860
   Depreciation and amortization               12,072        5,391           76          17,539
                                             --------      -------      -------        --------
        Total operating expenses              117,632       50,496       (1,448)        166,679
                                             --------      -------      -------        --------
Income from operations:                      $ 34,165      $11,713      $ 6,276        $ 52,154
                                             ========      =======      =======        ========


Operating Data:
  Occupancy                                      65.2%        65.2%
  Average daily room rate                      $80.32       $75.30
  RevPAR                                       $52.33       $49.06


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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

          Not Applicable

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

          Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

          Not Applicable

Item 3.  Defaults Upon Senior Securities

          Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders.

          Not Applicable

Item 5.  Other Information

          Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index incorporated by reference

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereto duly authorized.

                              JOHN Q. HAMMONS HOTELS, L.P.

                              By:   John Q. Hammons Hotels, Inc.
                                    its General Partner


                                    By:  /s/  John Q. Hammons
                                         --------------------------------
                                         John Q. Hammons, Chairman,
                                         Founder, and Chief Executive Officer


                                    By:  /s/  Kenneth J. Weber
                                         --------------------------------
                                         Kenneth J. Weber, Chief Financial
                                         Officer and Executive Vice President
                                         (Principal Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION


                              By:   /s/  John Q. Hammons
                                    -------------------------------------
                                    John Q. Hammons, Chairman,
                                    Founder, and Chief Executive Officer


                              By:   /s/  Kenneth J. Weber
                                    -------------------------------------
                                    Kenneth J. Weber, Chief Financial Officer
                                    and Executive Vice President (Principal
                                    Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II


                              By:   /s/  John Q. Hammons
                                    -------------------------------------
                                    John Q. Hammons, Chairman,
                                    Founder, and Chief Executive Officer


                              By:   /s/  Kenneth J. Weber
                                    -------------------------------------
                                    Kenneth J. Weber, Chief Financial Officer
                                    and Executive Vice President (Principal
                                    Financial Officer)


Dated: May 15, 1998

                                 EXHIBIT INDEX

Exhibit No.          Exhibit
-----------          -------

27                   Financial Data Schedule