Form 10-Q
period 1998-07-03
HAMMONS JOHN Q HOTELS LP
filed 1998-08-17
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

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

Yes    X     No
    -------     -------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                           July 3, 1998   January 2, 1998
                                                           -------------  ----------------
                                                            (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash and equivalents                                        $  59,374         $  41,961
  Marketable securities                                          11,767            12,742
  Receivables
     Trade, less allowance for doubtful accounts of $188          8,066             7,652
     Construction reimbursements and other                        2,607             3,739
     Management fees                                                 76                50
 Inventories                                                      1,099             1,206
 Prepaid expenses and other                                         710             1,386
                                                              ---------         ---------
     Total current assets                                        83,699            68,736
PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                          44,270            40,511
  Buildings and improvements                                    576,110           527,856
  Furniture, fixtures and equipment                             212,737           197,177
  Construction in progress                                       77,394            78,946
                                                              ---------         ---------
                                                                910,511           844,490
  Less-accumulated depreciation and amortization               (184,950)         (166,125)
                                                              ---------         ---------
                                                                725,561           678,365
 Property and equipment available for sale                           --            38,791
                                                              ---------         ---------
                                                                725,561           717,156
RESTRICTED CASH FROM PROPERTY DISPOSITION                        27,261                --
DEFERRED FINANCING COSTS, FRANCHISE FEES
     AND OTHER, net                                              28,465            30,841
                                                              ---------         ---------
                                                              $ 864,986         $ 816,733
                                                              =========         =========



                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                (000's omitted)

                            LIABILITIES AND EQUITY

                                               July 3, 1998   January 2, 1998
                                               ------------   ---------------
                                               (Unaudited)       (Audited)
CURRENT LIABILITIES:
    Current portion of long-term debt            $ 33,863        $ 61,517
    Accounts payable                               10,455          11,232
    Accrued expenses
        Payroll and related benefits                5,338           5,529
        Sales and property taxes                   10,461           8,676
        Insurance                                  12,530          11,242
        Interest                                   12,956          12,603
        Utilities, franchise fees and other         6,084           5,822
                                                 --------        --------
            Total current liabilities              91,687         116,621

Long-term debt                                    710,407         634,274
Other obligations and deferred revenue             10,930           7,900
                                                 --------        --------
            Total liabilities                     813,024         758,795
                                                 --------        --------

COMMITMENTS AND CONTINGENCIES
EQUITY:
    Contributed capital                            96,436          96,436
    Partners' and other deficits, net             (44,474)        (38,498)
                                                 --------        --------
            Total equity                           51,962          57,938
                                                 --------        --------
                                                 $864,986        $816,733
                                                 ========        ========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (000's omitted)

                                                      Three Months Ended                    Six Months Ended
                                                      ------------------                    ----------------
                                                July 3, 1998      July 4, 1997       July 3, 1998      July 4, 1997
                                                ------------      ------------       ------------      ------------
                                                         (Unaudited)                          (Unaudited)
REVENUES:

  Rooms                                           $ 54,110          $ 50,582           $105,388          $ 95,979

  Food and beverage                                 22,255            20,841             44,193            41,238

  Meeting room rental and other                      5,446             4,796             11,182             9,544
                                                  --------          --------           --------          --------

     Total revenues                                 81,811            76,219            160,763           146,761

OPERATING EXPENSES:

  Direct operating costs and expenses:

     Rooms                                          13,873            12,573             27,068            23,842

     Food and beverage                              16,094            15,100             31,545            29,938

     Other                                             913               829              1,789             1,579

  General, administrative and sales expenses        23,591            20,279             47,575            40,352

  Repairs and maintenance                            3,276             3,189              6,513             6,094

  Depreciation and amortization                     11,276             8,104             22,353            15,037
                                                  --------          --------           --------          --------

     Total operating costs                          69,023            60,074            136,843           116,842
                                                  --------          --------           --------          --------

INCOME FROM OPERATIONS                              12,788            16,145             23,920            29,919

OTHER INCOME (EXPENSE)

  Gain on property disposition                          --                --                238                --

  Interest income                                      507               130              1,395               489

  Interest expense, net                            (14,241)          (10,168)           (28,698)          (19,886)
                                                  --------          --------           --------          --------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                  (946)            6,107             (3,145)           10,522

EXTRAORDINARY ITEM:

  Loss on extinguishment of debt                      (191)               --             (1,308)               --
                                                  --------          --------           --------          --------

NET INCOME (LOSS)                                 $ (1,137)         $  6,107           $ (4,453)         $ 10,522
                                                  ========          ========           ========          ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                      CONTRIBUTED CAPITAL         PARTNERS' AND OTHER EQUITY (DEFICIT)
                                      -------------------    ----------------------------------------------
                                        General Partner      General Partner   Limited Partner       Total
                                      -----------------      ---------------   ---------------       -----
BALANCE, January 2, 1998 (audited)              $96,436            $(77,897)          $39,399    $(38,498)
Distributions                                        --                 (90)           (1,433)     (1,523)
Net Loss                                             --              (1,261)           (3,190)     (4,453)
                                                -------            --------           -------    --------
BALANCE, July 3, 1998 (unaudited)               $96,436            $(79,248)          $34,776    $ 44,474
                                                =======            ========           =======    ========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                          Six Months Ended
                                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               July 3, 1998   July 4, 1997
                                                                                    -------------  -------------
                                                                                              (Unaudited)
Net income (loss)                                                                      $  (4,453)     $  10,522
Adjustments to reconcile net income (loss) to cash used in operating activities-
   Depreciation, amortization, and loan cost amortization                                 23,498         15,996
   Loss on early extinguishment of debt                                                    1,308             --
   Gain on property disposition                                                             (238)            --
Changes in certain assets and liabilities
   Receivables                                                                               692         (1,709)
   Inventories                                                                                (6)           (35)
   Prepaid expenses and other                                                                676            200
   Accounts payable                                                                         (777)        (9,219)
   Accrued expenses                                                                        3,497          3,753
   Other obligations and deferred revenue                                                  3,030          2,407
                                                                                       ---------      ---------
       Net cash provided by operating activities                                          27,227         21,915
                                                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment, net                                              (65,700)       (99,542)
   Proceeds from disposition of property                                                  39,387             --
   Restricted cash remaining from property disposition                                   (27,261)            --
   Franchise fees and other                                                               (4,171)        (3,810)
   Sale of marketable securities, net                                                        975         (2,754)
                                                                                       ---------      ---------
       Net cash provided by (used in) investing activities                               (56,770)      (106,106)
                                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                              177,027         66,831
   Repayments of debt                                                                   (128,548)        (1,778)
   Distributions                                                                          (1,523)        (1,815)
                                                                                       ---------      ---------
       Net cash provided by financing activities                                          46,956         63,238
                                                                                       ---------      ---------
Increase (decrease) in cash and equivalents                                               17,413        (20,953)
CASH AND EQUIVALENTS, beginning of period                                                 41,961         46,449
                                                                                       ---------      ---------
CASH AND EQUIVALENTS, end of period                                                    $  59,374      $  25,496
                                                                                       =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                     $  27,885      $  18,918
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

2.   GENERAL

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended January 2, 1998, which included financial statements for the fiscal years ended January 2, 1998 and January 3, 1997.

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

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit to be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Partnership adopted this statement in the first quarter of fiscal 1998 with no impact on the Partnership's reported consolidated financial position, results of operations, cash flows or related disclosures.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITION

     Effective February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $40 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Partnership has provided, or is in the process of providing, replacement collateral in accordance with the indenture provisions. As of July 3, 1998, $27.3 million of cash was restricted for this purpose and classified as non-current restricted cash in the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership has opened two New Hotels in the past six months, and has an additional six hotels under construction. The Partnership's development activity limits its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues.

The Partnership continues to develop new hotels, including Plaza Hotel, Topeka, Kansas; Embassy Suites Hotel, Portland Oregon; Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza Hotel, Coral Springs, Florida; Marriott Renaissance Hotel at the Charlotte, North Carolina airport; and Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport. While the Partnership believes its development efforts represent the best long-term strategy, the continued aggressive New Hotel development initiatives will continue to have a negative effect on earnings.

Three-Month Period

The following discussion and analysis addresses results of operations for the three month periods ended July 3, 1998 (the "1998 Quarter") and July 4, 1997 (the "1997 Quarter").

On May 11, 1998, the Partnership opened the World Golf Resort Hotel in St. Augustine, Florida. The opening marked the sixteenth hotel the Partnership had developed in less than three years. The Partnership expects to open two additional hotels during the remainder of 1998: Capitol Plaza Hotel - Topeka, Kansas; and Embassy Suites hotel - Portland, Oregon.

For the 1998 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.1 million, a slight decrease of 0.4% compared to the 1997 Quarter EBITDA of $24.2 million. The Mature Hotels' EBITDA was $18.9 million in the 1998 Quarter, down 11.6% from $21.4 million in the 1997 Quarter due primarily to the sale of six hotels on February 6, 1998. The Partnership sold six Holiday Inn hotels and recognized a book gain of $0.2 million on the sale. Excluding the six hotels sold, the Mature Hotels EBITDA in the 1998 Quarter was $19.0 million, down 3.6% from

$19.7 million in the 1997 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the six hotels sold) decreased to 29.0% in the 1998 Quarter from 30.3% in the 1997 Quarter. The New Hotels' EBITDA for the 1998 Quarter was $2.9 million compared to $0.7 million in the 1997 Quarter.

Total revenues for the 1998 Quarter were $81.8 million, an increase of $5.6 million, or 7.3%, compared to the 1997 Quarter, primarily as a result of the continued growth of the New Hotels, including the two hotels opened during 1998, and, to a lesser extent, revenue growth at the Mature Hotels. The Partnership's Mature Hotels generated total revenues of $65.5 million in the 1998 Quarter, a decrease of $6.9 million, or 9.5%, compared to the 1997 Quarter due to the sale of six hotels described above. The Partnership's New Hotels generated total revenues of $15.9 million during the 1998 Quarter compared to $3.7 million in the 1997 Quarter.

Rooms revenues increased $3.5 million, or 6.9%, from the 1997 Quarter, but decreased slightly as a percentage of total revenues, to 66.1% from 66.4%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and the resulting increase in the Partnership's average room rate to $91.78, a 12.9% increase compared to the 1997 Quarter average room rate of $81.26. In comparison, the average room rate for the hotel industry was $78.30 in the 1998 Quarter, up 4.7% from the 1997 Quarter. The increased average room rate was partially offset by a 2.8 percentage point decrease in the Partnership's occupancy for the 1998 Quarter to 64.9%. Occupancy for the hotel industry was 67.5%, down 0.7 percentage point from the 1997 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $59.56 in the 1998 Quarter, up 8.4% from $54.97 in the 1997 Quarter. RevPAR for the hotel industry was $52.87, up 4.0% from the 1997 Quarter.

Food and beverage revenues increased $1.4 million, or 6.7%, compared to the 1997 Quarter, and remained stable as a percentage of total revenues, at 27.3%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

Meeting room rental and other revenues increased $0.6 million, or 13.6%, from the 1997 Quarter, and increased slightly as a percentage of revenues, to 6.7% from 6.3%. The majority of the increase was a result of revenues from the New Hotels as well as increased meeting and convention business in the Mature Hotels.

Rooms operating expenses increased $1.3 million, or 10.3%, compared to the 1997 Quarter, and remained consistent as a percentage of rooms revenues at 24.9%. The increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the six hotels sold, rooms operating expenses as a percentage of rooms revenues were 24.6%in the 1998 Quarter, compared to 23.9% in the 1997 Quarter.

Food and beverage operating expenses increased $1.0 million, or 6.6%, compared to the 1997 Quarter, but decreased slightly as a percentage of food and beverage revenues, to 72.3% from 72.5%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels.

Other operating expenses increased $0.1 million, or 12.5%, compared to the 1997 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 16.8% from 17.3%

General, administrative and sales expenses increased $3.3 million, or 16.3%, over the 1997 Quarter, and increased as a percentage of revenues to 28.8% from 26.6%. The increase was primarily attributable to expenses associated with the New Hotels. The Partnership had eight New Hotels in both the 1998 Quarter and the 1997 Quarter.

Repairs and maintenance expenses increased $0.1 million, or 2.7%, compared to the 1997 Quarter and decreased slightly as a percentage of revenues, to 4.0% from 4.2% in the 1997 Quarter.

Depreciation and amortization expenses increased $3.2 million, or 39.1%, compared to the 1997 Quarter, and increased significantly as a percentage of revenues to 13.8% from 10.6%. The depreciation and amortization increase related entirely to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a new hotel's operation.

Income from operations decreased $3.3 million, or 20.8%, compared to the 1997 Quarter. Expenses related to operating the New Hotels, particularly depreciation and amortization, increased more rapidly than revenues.

Interest expense, net increased $3.7 million, or 36.8%, from the 1997 Quarter, and increased as a percentage of total revenues to 16.8% from 13.2%. These increased costs related to interest expense for the New Hotels.

Income (loss) before minority interest, provision for income taxes and extraordinary item represented a $0.9 million loss in the 1998 Quarter, compared to $6.1 million of income in the 1997 Quarter. The loss was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Partnership's New Hotels.

Six-Month Period

The following discussion addresses results of operations for the six month periods ended July 3, 1998 (the "1998 Six Months") and July 4, 1997 (the "1997 Six Months").

For the 1998 Six Months the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) was $46.3 million, a 2.9% increase compared to the 1997 Six Months. The Mature Hotels' EBITDA was $37.0 million in the 1998 Six Months, down $3.3 million from the 1997 Six Months, primarily due to the sale of six hotels on February 6, 1998. Excluding the six hotels sold, the Mature Hotels EBITDA in the 1998

Six Months was $37.2 million, down 1.0% from the $37.6 million in the 1997 Six Months.

Total revenues increased to $160.8 million in the 1998 Six Months from $146.8 million in the 1997 Six Months, an increase of $14.0 million or 9.5%. The increase is primarily attributed to the continued growth of New Hotels.

Rooms revenues increased to $105.4 million in the 1998 Six Months from $96.0 million in the 1997 Six Months, an increase of $9.4 million or 9.8% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues remained relatively stable, at 65.6%, compared to 65.4% in the 1997 Six Months. Average room rates of Mature Hotels increased to $86.57 in the 1998 Six Months from $79.72 in the 1997 Six Months, an increase of $6.85 or 8.6%. Occupancy of Mature Hotels decreased to 64.3% in the 1998 Six Months from 65.8% in the 1997 Six Months, a decrease of 1.5 percentage points.

Food and beverage revenues increased to $44.2 million in the 1998 Six Months from $41.2 million in the 1997 Six Months, an increase of $3.0 million or 7.3%, but decreased as a percentage of total revenues to 27.5% from 28.1% in the 1997 Six Months. The dollar increase in revenues was attributable primarily to sales at the New Hotels, and to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $11.2 million in the 1998 Six Months from $9.5 million in the 1997 Six Months, an increase of $1.6 million or 17.2%. Meeting room rental and other revenues also increased as a percentage of total revenues to 7.0% from 6.5% in the 1997 Six Months.

Rooms operating expenses increased to $27.1 million in the 1998 Six Months from $23.8 million in the 1997 Six Months, an increase of $3.2 million or 13.5%. This expense represented 25.7% of rooms revenues in the 1998 Six Months and 24.8% in the 1997 Six Months. The dollar and percentage increases are related to the additional hotels opened in the last twelve months.

Food and beverage operating expenses increased to $31.5 million in the 1998 Six Months from $29.9 million in the 1997 Six Months, an increase of $1.7 million or 5.7%. These expenses decreased as a percentage of food and beverages revenues in the 1998 Six Months, however, to 71.3%, from 72.6% in the 1997 Six Months.

Other operating expenses increased to $1.8 million in the 1998 Six Months from $1.6 million in the 1997 Six Months, an increase of $0.2 million or 13.3%, but declined as a percentage of meeting room rental and other income, to 16.1% in the 1998 Six Months from 16.5% in the 1997 Six Months.

General, administrative and sales expenses increased to $47.6 million in the 1998 Six Months from $40.4 million in the 1997 Six Months, an increase of $7.2 million or 17.8%, and increased as a percentage of total revenues to 29.6% from 27.5% in the 1997 Six Months. The increase in these expenses was primarily the result of expenses associated with the opening of New Hotels.

Repairs and maintenance expenses increased to $6.5 million in the 1998 Six Months from $6.1 million in the 1997 Six Months, an increase of $0.4 million or 6.9%. The increase was a result of the increased number of hotels open.

Depreciation and amortization expenses increased to $22.4 million in the 1998 Six Months from $15.0 million in the 1997 Six Months, an increase of $7.3 million or 48.7%. These expenses represented 13.9% of total revenues in the 1998 Six Months compared to 10.2% of total revenues in the 1997 Six Months.

Income from Operations decreased to $23.9 million in the 1998 Six Months from $29.9 million in the 1997 Six Months, a decrease of $6.0 million or 20.1%. The decrease was due primarily to higher depreciation and amortization and higher general, administrative and sales expenses.

Interest expense, net increased to $27.3 million in the 1998 Six Months from $19.4 million in the 1997 Six Months, an increase of $7.9 million or 40.8%. As a percentage of total revenues, this expense increased to 17.0% in the 1998 Six Months from 13.2% in the 1997 Six Months.

Income (Loss) before minority interest, provision for income taxes and extraordinary item was $3.1 million loss in the 1998 Six Months, compared to income of $10.5 million in the 1997 Six Months.

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

At July 3, 1998, the Partnership had $59.4 million of cash and equivalents and $11.8 million of marketable securities, compared to $42.0 million and $12.7 million, respectively, at the end of 1997. Total current assets at July 3, 1998, increased $15.0 million, as the result of an increase in cash and cash equivalents. In February 1998, the Partnership completed the sale of six properties for approximately $40 million. That sale consisted of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of the six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. The Partnership intends to provide replacement collateral for these mortgage notes. As of July 3, 1998, the Partnership had provided replacement collateral for one of the five hotels, and held $27.3 million of restricted cash available for the remaining replacement collateral.

Net cash provided by operating activities was $27.1 million for the 1998 Six Months compared to $21.9 million for the 1997 Six Months.

The Partnership's long term debt increased $48.5 million during the 1998 Six Months to fund new hotel development. The Partnership incurred net capital expenditures of approximately $65.7 million during the 1998 Six Months and $99.5 million during the 1997 Six Months. Of the $65.7 million incurred during the 1998 Six Months, approximately $8.2 million was for capital improvements on existing hotel properties and approximately $57.5 million was for development of new hotels. During the remainder of 1998, the Partnership expects capital expenditures to total approximately $100.5 million, including approximately $13.6 million for capital improvements on existing hotels and approximately $78.7 million for continued new hotel development.

The Partnership currently has six hotels under construction. The Partnership estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $112.9 million, including expenses scheduled during 1998. Construction in progress at July 3, 1998 included $68.2 million expended for these projects. The Partnership has received loans and loan commitments for the six projects under construction in the amount of $120.3 million, with $90.7 million available, and expects the remaining 1998 capital requirements to be funded by cash, operating income and additional loans on unencumbered developments.

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

The Partnership accrued $1.5 million of distributions to the partners during the 1998 Quarter. Any distributions by the Partnership to its partners must be made in accordance with the provisions of the 1994 and 1995 Note Indentures.

On August 14, 1998, the Partnership was notified that Standard & Poor's has placed the Partnership's corporate credit and securities debt ratings on Credit Watch status. The Partnership's Management plans to meet and discuss the Partnership's financing and development strategies within the next ten days. The Partnership plans to meet with Standard & Poor's in September of 1998 to address and review their issues.

Year 2000. The Partnership is actively addressing the impact of the Year 2000 as it relates to the processes of its information technology environment. Potential problems with internal, external and embedded systems are being addressed. Capital budget funds have been set aside for software and hardware upgrades and/or replacements to address Year 2000 issues. Virtually all such upgrades were anticipated by the Partnership and would have been implemented within the next few years even absent a Year 2000 issue.

The Partnership is requiring vendors and suppliers to certify Year 2000 compliance of supplied information technology systems and devices. Compliance is defined as no failures or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

The Partnership has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Partnership does not anticipate any material impact on its corporate operation, given the current systems used are believed to be Year 2000 compliant.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

  The following tables set forth, as of July 3, 1998, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.



                                                     Trailing 12 Months Ended July 3, 1998
                                               ----------   ----------   ----------   ----------
                                                     1994         1995   Management        Total
                                               Collateral   Collateral   Operations   Restricted
                                                   Hotels       Hotels        Group        Group
                                               ----------   ----------   ----------   ----------
                                                 (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                               $144,045      $59,791       $5,779     $209,615
Operating Expenses:
  Direct operating costs and
   expenses                                        54,441       22,979            -       77,420

  General, administrative, sales
   and management expenses(b)                      40,177       18,057         (798)      57,436

  Repairs and maintenance                           5,710        2,655            -        8,365
  Depreciation and amortization                    12,280        5,461          162       17,903
                                                 --------      -------       ------     --------
        Total operating expenses                  112,280       49,152         (636)     161,124
                                                 --------      -------       ------     --------
                                                 $ 31,437      $10,639       $6,415     $ 48,491
                                                 ========      =======       ======     ========
Income from operations:

Operating Data:
  Occupancy                                          64.3%        62.7%
  Average daily room rate                        $  83.92      $ 77.77
  RevPAR                                         $  53.95      $ 48.79


                                                     Trailing 12 Months Ended January 2, 1998
                                               ----------   ----------   ----------   ----------
                                                     1994         1995   Management        Total
                                               Collateral   Collateral   Operations   Restricted
                                                   Hotels       Hotels        Group        Group
                                               ----------   ----------   ----------   ----------
                                                   (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                               $151,797      $62,209      $ 4,828(a) $218,834
Operating Expenses:
   Direct operating costs and
    expenses                                       57,511       24,030           --      81,541

   General, administrative, sales and
    management expenses(b)                         41,960       18,303       (1,524)(c)  58,739

   Repairs and maintenance                          6,089        2,771           --       8,860
   Depreciation and amortization                   12,072        5,391           76      17,539
                                                 --------      -------      -------    --------
        Total operating expenses                  117,632       50,496       (1,448)    166,679
                                                 --------      -------      -------    --------
Income from operations:                          $ 34,165      $11,713      $ 6,276    $ 52,154
                                                 ========      =======      =======    ========


Operating Data:
  Occupancy                             65.2%        65.2%
  Average daily room rate            $  80.32      $ 75.30
  RevPAR                             $  52.33      $ 49.06

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

          Note Applicable

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

                              JOHN Q. HAMMONS HOTELS, L.P.

                              By:  John Q. Hammons Hotels, Inc.
                                   its General Partner


                                   By:  /s/  John Q. Hammons
                                        --------------------
                                        John Q. Hammons, Chairman,
                                        Founder, and Chief Executive Officer


                                   By:  /s/  Kenneth J. Weber
                                        ---------------------
                                        Kenneth J. Weber, Chief Financial
                                        Officer and Executive Vice President
                                        (Principal Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION


                              By:  /s/  John Q. Hammons
                                   --------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer


                              By:  /s/  Kenneth J. Weber
                                   ---------------------
                                   Kenneth J. Weber, Chief Financial Officer
                                   and Executive Vice President (Principal
                                   Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II


                              By:  /s/  John Q. Hammons
                                   --------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer


                              By:  /s/  Kenneth J. Weber
                                   ---------------------
                                   Kenneth J. Weber, Chief Financial Officer
                                   and Executive Vice President (Principal
                                   Financial Officer)


Dated: August 17, 1998