Form 10-Q
period 1998-10-02
HAMMONS JOHN Q HOTELS LP
filed 1998-11-16
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

                                      OR

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

Yes   X     No
    -----     -----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                                                October 2, 1998         January 2, 1998
                                                                                ---------------         ---------------
                                                                                  (Unaudited)              (Audited)
CASH AND EQUIVALENTS                                                              $  31,683               $  41,961

MARKETABLE SECURITIES                                                                12,761                  12,742

RECEIVABLES
    Trade, less allowance for doubtful accounts of $188                               9,311                   7,652
    Construction reimbursements, shareholder and other                                6,364                   3,739
    Management fees                                                                      78                      50

INVENTORIES                                                                           1,196                   1,206

PREPAID EXPENSES AND OTHER                                                              691                   1,386
                                                                                  ---------               ---------

    Total Current Assets                                                             62,084                  68,736

PROPERTY AND EQUIPMENT, at cost
    Land and improvements                                                            44,307                  40,511
    Buildings and improvements                                                      609,503                 527,856
    Furniture, fixture and equipment                                                241,114                 197,177
    Construction in progress                                                         53,591                  78,946
                                                                                  ---------               ---------

                                                                                    948,515                 844,490

    Less-accumulated depreciation and amortization                                 (195,246)               (166,125)
                                                                                  ---------               ---------
                                                                                    753,269                 678,365
    Property and equipment available for sale                                            --                  38,791
                                                                                  ---------               ---------

                                                                                    753,269                 717,156

RESTRICTED CASH FROM PROPERTY DISPOSITION                                             2,039                      --

DEFERRED FINANCING COSTS, FRANCHISE FEES
  AND OTHER, net                                                                     27,673                  30,841
                                                                                  ---------               ---------

                                                                                  $ 845,065               $ 816,733
                                                                                  =========               =========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)
                            LIABILITIES AND EQUITY

                                                October 2, 1998  January 2, 1998
                                                ---------------  ---------------
                                                  (Unaudited)       (Audited)
LIABILITIES:
Current portion of long-term debt                  $ 38,921         $ 61,517
Accounts payable                                     10,705           11,232
Accrued expenses
    Payroll and related benefits                      4,830            5,529
    Sales and property taxes                         11,689            8,676
    Insurance                                        11,797           11,242
    Interest                                          3,926           12,603
    Utilities, franchise fees and other               5,835            5,822
                                                   --------         --------
        Total current liabilities                    87,703          116,621
Long-term debt                                      696,636          634,274
Other obligations and deferred revenue               10,695            7,900
                                                   --------         --------
        Total liabilities                           795,034          758,795
                                                   --------         --------
COMMITMENT AND CONTINGENCIES
EQUITY:
    Contributed capital                              96,436           96,436
    Partners' and other deficits, net               (46,405)         (38,498)
                                                   --------         --------
        Total equity                                 50,031           57,938
                                                   --------         --------
                                                   $845,065         $816,733
                                                   ========         ========


                 See Notes to Consolidated Financial Statement

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's omitted)

                                                      Three Months Ended           Nine Months Ended
                                                 Oct. 2, 1998   Oct. 3, 1997   Oct. 2, 1998   Oct. 3, 1997
                                                 ------------   ------------   ------------  ------------
                                                         (Unaudited)                  (Unaudited)
REVENUES:
    Rooms                                           $56,918       $ 53,360       $162,306      $149,339
    Food and beverage                                20,168         19,472         64,361        60,710
    Meeting room rental and other                     5,577          6,032         16,759        15,576
                                                    -------       --------       --------      --------
    Total revenues                                   82,663         78,864        243,426       225,625

OPERATING EXPENSES:
    Direct operating costs and expenses--
    Rooms                                            13,580         13,250         40,648        37,092
    Food and beverage                                14,912         14,888         46,457        44,826
    Other                                               874            878          2,663         2,457
    General, administrative and sales expenses       25,491         23,406         73,066        63,758
    Repairs and maintenance                           3,417          3,227          9,930         9,321
    Depreciation and amortization                    11,547          9,422         33,900        24,459
                                                    -------       --------       --------      --------
    Total operating expenses                         69,821         65,071        206,664       181,913
                                                    -------       --------       --------      --------

INCOME FROM OPERATIONS                               12,842         13,793         36,762        43,712

OTHER INCOME (EXPENSE):
    Gain on sale                                         --             --            238            --
    Interest income                                     698            298          2,093           787
    Interest expense and amortization of
      deferred financing fees                       (14,921)       (12,022)       (43,619)      (31,908)
                                                    -------       --------       --------      --------

INCOME (LOSS) before extraordinary item              (1,381)         2,069         (4,526)       12,591
    Loss on extinguishment of debt                     (520)            --         (1,828)           --
                                                    =======       --------       --------      --------
NET INCOME (LOSS)                                    (1,901)      $  2,069         (6,354)     $ 12,591
                                                    =======       ========       ========      ========


                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)

                                                             PARTNERS' AND
                                                             OTHER EQUITY
                                      CONTRIBUTED CAPITAL    (DEFICIT)
                                      -------------------    --------------------
                                      General     General    Limited
                                      Partner     Partner    Partner    Total
                                      -------------------------------------------
BALANCE, January 2, 1998 (audited)    $96,436    $(77,897)   $39,399    $(57,938)

Distributions                              --        (120)    (1,433)     (1,553)

Net Loss                                   --      (1,799)    (4,555)     (6,354)

                                      -------------------------------------------
BALANCE, October 2, 1998 (unaudited)  $96,436    $(79,816)   $33,411    $(50,031)
                                      ===========================================

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                    Nine Months Ended
                                                            October 2, 1998    October 3, 1997
                                                            ---------------    ---------------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $  (6,354)         $  12,591
  Adjustments to reconcile net income loss to cash
   provided by operating activities--
    Depreciation, amortization, and loan cost amortization        35,350             25,931
    Loss on early extinguishment of debt                           1,828                 --
    Gain on sale of hotels                                          (238)                --
  Changes in certain assets and liabilities
    Receivables                                                   (4,312)            (3,842)
    Inventories                                                     (103)              (122)
    Prepaid expenses and other                                       695              1,343
    Accounts payable                                                (527)            (6,680)
    Accrued expenses                                              (5,795)            (4,435)
    Other obligations and deferred revenue                         2,795             (1,599)
                                                               ---------          ---------
      Net cash provided by operating activities                   23,339             23,009
                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment, net                      (103,415)          (144,245)
  Proceeds from disposition of hotels                             39,387                 --
  Restricted cash remaining from property disposition             (2,039)                --
  Franchise fees and other                                        (5,744)            (3,259)
  Sale (purchase) of marketable securities, net                      (19)            (3,879)
                                                               ---------          ---------
      Net cash used in investing activities                      (71,830)          (151,383)
                                                               ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                       223,390            152,159
  Repayments of debt                                            (183,624)           (20,682)
  Distributions to partners                                       (1,553)            (2,415)
                                                               ---------          ---------
      Net cash provided by financing activities                   38,213            129,062
                                                               ---------          ---------
  Increase (decrease) in cash and equivalents                    (10,278)               688
CASH AND EQUIVALENTS, beginning of period                         41,961             46,449
                                                               ---------          ---------
CASH AND EQUIVALENTS, end of period                            $  31,683          $  47,137
                                                               =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST, net of amounts capitalized             $  51,689          $  39,395
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

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit to be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Partnership adopted this statement in the first quarter of fiscal 1998 with no impact on the Partnership's reported consolidated financial position, results of operations, cash flows or related disclosures.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a Partnership. The Partnership intends to adopt SFAS 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Partnership's reported financial position, results of operation or cash flows.

     In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Partnership's current practice is to defer these expenses until a hotel has commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, are amortized over a one-year period. The Partnership is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999 and, consistent with the guidance of the SOP, then existing cumulative unamortized preopening costs will be charged to expense.

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

     SAFS 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITION

     Effective February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $40 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. On August 12, 1998, the Partnership provided replacement collateral in accordance with the indenture provisions by purchasing (from an unrestricted subsidiary) the Embassy Suites in Montgomery, Alabama at its appraised value of $25.4 million. As of October 2, 1998 a cash balance of $2.0 million remains restricted for this purpose and is classified as non-current restricted cash in the accompanying balance sheet.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

     The Partnership has opened four New Hotels in the past nine months, and has an additional five hotels under construction. The Partnership's development activity restricts its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues.

     The Partnership announced on September 11, 1998 that it was ceasing new development activity, except for the five hotels that are currently under construction. The hotels currently under construction include Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza, Coral Springs, Florida; Marriott Renaissance Hotel at Charlotte, North Carolina Airport; Embassy Suites Hotel, Grapevine, Texas, adjacent to Bass Pro's Outdoor World, near the Dallas-Fort Worth Airport; and Marriott Renaissance Oklahoma City Hotel, in downtown Oklahoma City, Oklahoma.

     The Partnership opened two additional hotels during the quarter ended October 2, 1998. On August 18, 1998, the Partnership opened Capital Plaza Hotel in Topeka, Kansas and on September 30, 1998, the Embassy Suites Hotel at the Portland, Oregon Airport. These openings marked the seventeenth and eighteenth hotels the Partnership has developed in less than four years.

QUARTER ENDED OCTOBER 2, 1998

     The following discussion and analysis addresses results of operations for the quarter ended October 2, 1998 (the "1998 Quarter") and October 3, 1997 (the "1997 Quarter").

     For the 1998 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.4 million, an increase of 5.1% compared to the 1997 Quarter EBITDA of $23.2 million. The Mature Hotels' EBITDA was $18.2 million in the 1998 Quarter, down 8.5% from $19.9 million in the 1997 Quarter, due primarily to the sale of six hotels on February 6, 1998. The Partnership sold six Holiday Inn Hotels and recognized a book gain of $0.2 million on the sale. Excluding the six hotels sold, the Mature Hotels' EBITDA in the 1998 Quarter was $18.2 million, up almost 1.0% from $18.0 million in the 1997 Quarter. As a percentage of total revenues EBITDA related to the Mature Hotels (excluding the six hotels sold) decreased to 28.4% in the 1998 Quarter from 28.7% in the 1997 Quarter. The New Hotels' EBITDA for the 1998 Quarter was $3.2 million compared to $0.6 million in the 1997 Quarter.

     Total revenues for the 1998 Quarter were $82.7 million, an increase of $3.8 million, or 4.8%, compared to the 1997 Quarter, primarily as a result of the continued growth of the New Hotels' including the four hotels opened in 1998. The Partnership's Mature Hotels (excluding the six hotels sold) generated total revenues of $64.2 million in the 1998 Quarter, an increase of $1.3 million, or 2.0%, compared to the 1997 Quarter. The Partnership's New Hotels generated total revenues of $17.8 million during the 1998 Quarter compared to $6.9 million in the 1997 Quarter.

     Rooms revenues increased $3.6 million, or 6.7%, from the 1997 Quarter, and increased slightly as a percentage of total revenues, to 68.9% from 67.7%. The dollar increase was primarily due to increased rooms revenues from the New Hotels and increases in the Partnership's average room rate to $91.89, a 9.4% increase compared to the 1997 Quarter average room rate of $84.03. In comparison, the average room rate for the hotel industry was $78.13 in the 1998 Quarter, up 3.6% from the 1997 Quarter. The increased average room rate was partially offset by a slight decrease in the Partnership's occupancy for the 1998 Quarter to 66.4% from 66.5%. Occupancy for the hotel industry was 70.1%, down from 71.0% in the 1997 Quarter. The Partnership's Revenue per Available Room was $60.98 in the 1998 Quarter, up 9.1% from $55.90 in the 1997 Quarter. RevPAR for the hotel industry was $54.79, up 2.4% from the 1997 Quarter.

     Food and beverage revenues increased $0.7 million, or 3.6%, compared to the 1997 Quarter, and decreased slightly as a percentage of total revenues, to 24.4%, from 24.7%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

     Meeting room rental and other revenues decreased $0.5 million, or 7.5%, from the 1997 Quarter, and decreased as a percentage of revenues, to 6.7% from 7.6%.

     Rooms operating expenses increased $0.3 million, or 2.5%, compared to the 1997 Quarter, and decreased slightly as a percentage of rooms revenues, to 23.9% from 24.8% in the 1997 Quarter. The dollar increase related entirely to expenses for New Hotels. For the Mature Hotels, (excluding the six hotels sold) rooms operating expenses as a percentage of rooms revenues, were 25.2% in the 1998 Quarter compared to 24.6% in the 1997 Quarter.

     Food and beverage operating expenses remained stable at $14.9 million compared to the 1997 Quarter, and decreased slightly as a percentage of food and beverage revenues, to 73.9% from 76.4%.

     Other operating expenses remained stable at $0.9 million compared to the 1997 Quarter, but increased as a percentage of meeting room rental and other revenues, to 15.7% from 14.6% in the same period of the prior year.

     General, administrative and sales expenses increased $2.1 million, or 8.9%, over the 1997 Quarter, and increased as a percentage of revenues to 30.8% from 29.6%. The increase was primarily attributable to expenses associated with the New Hotels, including management and sales payroll and marketing. General, administrative and sales expenses for the Mature Hotels (excluding the six hotels sold) remained stable from the 1997 Quarter.

     Repairs and maintenance expenses increased $0.2 million, or 5.9%, compared to the 1997 Quarter, but remained stable as a percentage of revenues, at 4.1%.

     Depreciation and amortization expenses increased $2.1 million, or 22.5%, compared to the 1997 Quarter, and increased significantly as a percentage of revenues to 14.0% from 11.9%, in the 1997 Quarter. Depreciation and amortization increased due to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

     Income from operations decreased $0.9 million, or 6.9%, compared to the 1997 Quarter, and decreased as a percentage of revenues, to 15.5% from 17.5%. Expenses related to operating the New Hotels, primarily depreciation and amortization, and to a lesser extent, general, administration and sales expenses, increased more rapidly than revenues from those New Hotels.

     Interest expense (net) increased $2.5 million, or 21.3%, from the 1997 Quarter, and increased as a percentage of total revenues to 17.2% from 14.9%. These increased costs related to interest expense on financing for the New Hotels.

     Net income (loss) represented a $1.4 million loss in the 1998 Quarter, compared to $2.1 million of income in the 1997 Quarter. The loss was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Partnership's New Hotels.

NINE MONTH PERIOD ENDED OCTOBER 2, 1998

     The following discussion addresses results of operations for the nine month period ended October 2, 1998 (the "1998 Nine Months") and October 3, 1997 (the "1997 Nine Months").

     For the 1998 Nine Months the Partnership's total EBITDA was $70.7 million, a 3.7% increase compared to the 1997 Nine Months. The Mature Hotels' EBITDA was $55.2 million in the 1998 Nine Months, down $5.0 million from the 1997 Nine Months, primarily due to the sale of six hotels on February 6, 1998. Excluding the six hotels sold, the Mature Hotels' EBITDA in the 1998 Nine Months was $55.5 million, down 0.4% from $55.7 million in the 1997 Nine Months.

     Total revenues increased to $243.4 million in the 1998 Nine Months from $225.6 million in the 1997 Nine Months, an increase of $17.8 million or 7.9%. The increase is primarily attributed to the continued growth of New Hotels.

     Rooms revenues increased to $162.3 million in the 1998 Nine Months from $149.3 million in the 1997 Nine Months, an increase of $13.0 million or 8.7% as a result of increases in average room rates. Rooms revenues as a percentage of total revenues increased to 66.7% compared to 66.2% in the 1997 Nine Months. Average room rate of Mature Hotels increased to $86.61 in the 1998 Nine Months from $80.34 in the 1997 Nine Months, an increase of $6.27 or 7.8%. Occupancy of Mature Hotels decreased to 65.9% in the 1998 Nine Months from 66.5% in the 1997 Nine Months.

     Food and Beverage revenues increased to $64.4 million in the 1998 Nine Months from $60.7 million in the 1997 Nine Months, an increase of $3.7 million or 6.0%, but decreased as a percentage of total revenues to 26.4% from 26.9% in the 1997 Nine Months. The dollar increase in revenues was attributable primarily to sales at the New Hotels, and to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

     Meeting room rental and other revenues increased to $16.8 million in the 1998 Nine Months from $15.6 million in the 1997 Nine Months, an increase of $1.2 million or 7.6%. Meeting room rental and other revenues remained stable as a percentage of total revenues at 6.9%.

     Rooms operating expenses increased to $40.7 million in the 1998 Nine Months from $37.1 million in the 1997 Nine Months, an increase of $3.6 million or 9.6%. This expense represented 25.0% of rooms revenues in the 1998 Nine Months and 24.8% in the 1997 Nine

Months. The dollar and percentage increases are related to the additional hotels opened in the last twelve months.

     Food and beverage operating expenses increased to $46.5 million in the 1998 Nine Months from $44.8 million in the 1997 Nine Months, an increase of $1.7 million or 3.6%. These expenses decreased as a percentage of food and beverages revenues in the 1998 Nine Months, however, to 72.2%, from 73.8% in the 1997 Nine Months.

     Other operating expenses increased to $2.7 million in the 1998 Nine Months from $2.5 million in the 1997 Nine Months, an increase of $0.2 million, or 8.4%, and remained stable as a percentage of meeting room rental and other income at 15.9%.

     General, administrative and sales expenses increased to $73.1 million in the 1998 Nine Months from $63.8 million in the 1997 Nine Months, an increase of $9.3 million, or 14.6%, and increased as a percentage of total revenues to 30.0% from 28.3% in the 1997 Nine Months. The increase in these expenses was primarily the result of expenses associated with the opening of New Hotels.

     Repairs and maintenance expenses increased to $9.9 million in the 1998 Nine Months from $9.3 million in the 1997 Nine Months, an increase of $0.6 million or 6.5%. The increase was a result of ongoing preventative maintenance programs.

     Depreciation and amortization expenses increased to $33.9 million in the 1998 Nine Months from $24.5 million in the 1997 Nine Months, an increase of $9.4 million or 38.6%. These expenses represented 13.9% of total revenues in the 1998 Nine Months compared to 10.8% of total revenues in the 1997 Nine Months.

     Income from operations decreased to $36.8 million in the 1998 Nine Months from $43.7 million in the 1997 Nine Months, a decrease of $6.9 million or 15.9%. The decrease was due primarily to higher depreciation and amortization and higher general, administrative and sales expenses.

     Interest expense (net) increased to $41.5 million in the 1998 Nine Months from $31.1 million in the 1997 Nine Months, an increase of $10.4 million or 33.4%. As a percentage of total revenues, this expense increased to 17.1% in the 1998 Nine Months from 13.8% in the 1997 Nine Months.

     Net income (loss) was a $4.5 million loss in the 1998 Nine Months, compared to income of $12.6 million in the 1997 Nine Months.

Liquidity and Capital Resources

     In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. In addition, in the future the Partnership will utilize existing cash and may obtain mortgage financing secured by construction in progress to provide additional liquidity when necessary. Any funds from sales of unrestricted hotels also would be available for these purposes. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund existing new hotel development, to fund capital improvements on existing hotels and to make distributions to partners to fund some of the taxes associated with income allocable to the partners.

     At October 2, 1998, the Partnership had $31.7 million of cash and equivalents and $12.8 million of marketable securities, compared to $42.0 million and $12.7 million, respectively, at the end of 1997. Total current assets at October 2, 1998, decreased $6.7 million, as the result of the decrease in cash and cash equivalents, partially offset by increased receivables. In February 1998 the Partnership completed the sale of six properties for approximately $40 million. That sale consisted of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. On August 12, 1998, the Partnership provided replacement collateral in accordance with the indenture provisions by purchasing (from an unrestricted subsidiary) the Embassy Suites in Montgomery, Alabama at its appraised value of $25.4 million. As of October 2, 1998 a cash balance of $2.0 million remains restricted for this purpose and is classified as non-current restricted cash in the accompanying balance sheet.

     Net cash provided by operating activities was $23.2 million for the 1998 Nine Months compared to $23.0 million for the 1997 Nine Months.

     The Partnership's total debt increased $39.8 million during the 1998 Nine Months to fund new hotel development. The Partnership incurred net capital expenditures of approximately $103.4 million during the 1998 Nine Months and $144.2 million during the 1997 Nine Months. Of the $103.4 million incurred during the 1998 Nine Months, approximately $14.4 million was for capital improvements on existing hotel properties and approximately $89.0 million was for the development of new hotels. During the remainder of 1998, the Partnership expects capital expenditures to total approximately $38.7 million, including approximately $5.7 million for capital improvements on existing hotels and $33.0 million for hotels currently under development.

     The Partnership currently has five hotels under construction. The Partnership estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $137.9 million, including expenses scheduled during 1998. Construction in progress at October 2, 1998 included $38.1 million expended for these projects. The Partnership has received loans and loan commitments for these projects under construction in the amount of $116.3 million, with $116.3 million available, and expects the remaining 1998 capital requirements to be funded by cash, operating income and additional loans on unencumbered developments. Loan commitments for the Topeka and Portland projects were previously included in these totals. Since the Topeka and Portland hotels opened in the third quarter, the related amounts have been removed from the total loan commitment amount. Also, a new loan commitment for the Oklahoma City project has been included in the total.

     The Partnership announced on September 11, 1998 that it was ceasing new development activity, except for the five hotels that are currently under construction. The five hotels under construction are expected to open over the next year and a half. During that time, debt levels will rise to fund the new building, but debt leverage should decrease modestly as cash flow from new properties is realized and New Hotels continue to mature. The Partnership's past rate of new hotel development has created tremendous value but has had a significant impact on the earnings per share. Accordingly, the Partnership has determined that it is in its best interest to suspend future hotel development to allow the Partnership to better enhance shareholder value, increase earnings, and maximize the performance of existing hotels.

     Based upon current plans relating to the timing of payments due on hotels under development, and loan draw schedules, the Partnership anticipates that its capital resources will be adequate to satisfy its 1998 capital requirements for the currently planned projects and normal recurring capital improvements.

     The Partnership accrued $1.6 million of distributions to the partners during the 1998 Nine Months. Any distributions by the Partnership to its partners must be made in accordance with the provisions of the indentures relating to the 1994 Notes and 1995 Notes (the "1994 and 1995 Note Indentures").

     On October 5, 1998, the Partnership was notified that Standard & Poor's lowered its senior secured debt ratings to single "B" plus from double "B"-minus with a "stable outlook". The Partnership will maintain contact with Standard & Poor's and anticipates having its debt ratings re-evaluated in the future.


                          Year 2000 State of Readiness

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

     The Partnership is requiring vendors and suppliers to certify Year 2000 compliance of supplied information technology systems and devices. Compliance is defined as no failure or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

     The Partnership has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Partnership does not anticipate any material impact on its corporate operation, given the current systems used are believed to be Year 2000 compliant.

Corporate Systems

  Hardware. Computer systems were tested for Year 2000 compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems will be replaced during the fourth quarter of 1998.

  Software. All software systems were tested during the first quarter of 1998. Word processing and spread sheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Year 2000 compliant and was replaced during January of 1998.

Hotel Property Management and Reservation Systems

     Hardware. Testing of Partnership-owned computer hardware was started during the first quarter of 1998. Ninety percent of all systems have been tested and those systems deemed not Year 2000 compliant have been identified and have either been replaced at this time or are scheduled for replacement during the first half of 1999.

     The franchiser of each of the major brands above have further identified hardware systems that will require modification or replacement. The majority of these modifications or replacements will be covered by current maintenance agreements.

     Software. Bass Hotels and Resorts (Holiday Inn brand) -- These hotels use the Encore Property Management System. This system is currently not Year 2000 compliant but is being upgraded during the fourth quarter of 1998 at no expense to the Partnership.

     Promus Hotels, Inc. -- The majority of these hotels use the HMS Property Management System. This system is not Year 2000 compliant and is scheduled for replacement at all non-compliant hotels during the first half of 1999.

     Radisson Hotels and some other Partnership hotels use the Fidelio Property Management System. The software is Year 2000 compliant. The operating system on the file servers will by compliant with the installation of software patches at no expense to the Partnership. These systems are scheduled for upgrade in 2000, interdependent of the Year 2000 compliance issue.

     Other Partnership hotels use the Multi-Systems, Inc., Property Management System which is Year 2000 compliant.

Embedded Systems

     Non-critical equipment including fax machines, copiers and similar equipment that are generally leased. The majority of these devices have been tested and deemed Year 2000 compliant. Those failing the Year 2000 testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Year 2000 compliant.

     Critical equipment including elevators, fire control, security, energy management, credit card processing and telecommunications. The Partnership is currently testing and evaluating these systems. These evaluations are approximately fifty percent complete with anticipated completion by the end of the fourth quarter of 1998.

Time Keeping and Payroll Systems

     The Partnership currently uses Time Resource Management software for time keeping. This software is not Year 2000 compliant and will be replaced during the first quarter of 1999. Payroll processing is out-sourced and a Year 2000 compliance certificate from the processor is on file.

Vendor Compliance Certifications

     Strategic Relationships -- Requests for Year 2000 compliance have been sent to those vendors which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership's corporate headquarters.

     Utility Suppliers -- Requests for Year 2000 compliance have been sent to those suppliers which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership's corporate headquarters.

Compliance Testing

Information Technology.   The Partnership has received Year 2000 compliance
certifications from the majority of its Property Management System vendors. All certifications are expected to be on file by the end of 1998.

     The Partnership has received Year 2000 compliance testing software from our Property Management System vendors. These tests will be completed by the end of 1998.

     The Partnership will monitor all systems currently in place and those Year 2000 upgrades that will be installed during the first half of 1999, to insure Year 2000 integrity. This evaluation will continue throughout the year 2000.

     Embedded Systems. The Partnership has received Year 2000 compliance certifications from the majority of its Property Management System vendors. All certifications are expected to be on file by the end of 1998.

     The Partnership or its authorized vendors will be conducting Year 2000 compliance field testing during the fourth quarter of 1998 and the first quarter or 1999.

     The Partnership will monitor all systems currently in place and those Year 2000 upgrades that will be installed during the first half of 1999, to insure Year 2000 integrity. This evaluation will continue throughout the year 2000.


                             Cost of Implementation
                             ----------------------

     Corporate Office. Expenses for hardware and software that were directly attributed to YEAR 2000 compliance have been approximately $75,000. The Partnership has no current expenses directly attributed to Year 2000 compliance for embedded systems.

     Hotels. The Partnership upgraded hardware and software systems at its Bass Hotels over the last two years that were required from a technology standpoint. Year 2000 compliance was an ancillary benefit of these upgrades. The Partnership has spent approximately $15,000 to date for upgrades necessary to meet Year 2000 requirements.

     The Partnership has upgraded systems at its Promus Hotels. The Partnership has not expended any funds directly attributed to Year 2000 compliance for embedded systems. Those upgrades and replacements of equipment that have occurred over the last two years were required to replace equipment that had reached the end of the normal life cycle and not specifically for Year 2000 compliance.

     Future Costs. In the future additional software upgrades are anticipated at the corporate office to maintain current technology levels but they are not directly attributed to Year 2000 compliance.

     Bass Hotels and Resorts (Holiday Inn brand) -- Hotels operating under a Bass Hotels franchise will incur minimal costs to replace some computer systems in the future. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Year 2000 compliant software from other hotels that are receiving technology driven upgrades.

     Promus Hotels, Inc. -- Hotels operating under a Promus franchise will receive new hardware and software as part of a technology and Year 2000 compliant upgrade. The estimated cost for this upgrade is approximately $625,000.

     The balance of the Partnership's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Year 2000 compliance issues.

                                 Risk Factors
                                 ------------

     Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Partnership's corporate office and hotels will be Year 2000 compliant by the end of the second quarter, 1999. Risk to the operation of the Partnership is therefore considered to be low.

     Complete analysis of all embedded systems has not been completed at this time. Final evaluation is scheduled for the end of 1998, with testing to be completed by the end of the second quarter, 1999. Based upon early reports, risk to the operation of the Partnership is considered to be low.

     The Partnership does not rely on the services of any one single vendor or supplier that will have a material impact. To date, no strategic vendor or supplier has reported that it will not be in Year 2000 compliance by the end of 1999. Based upon these reports, risk to the operation of the Partnership is considered to be low.

                               Contingency Plans
                               -----------------

Information Technology

     Hardware -- A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Year 2000 compliance testing. These systems are scheduled for replacement during the first half of 1999. Failure to replace these systems will not materially impact the operation of the Partnership or its hotels.

     Software -- Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known non-compliant software systems will be replaced during the first half of 1999, no material impact to the operation of the Partnership is expected.

     Embedded Systems -- Contingency plans will be finalized during the first quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually overridden if necessary, in the event of a failure due to a Year 2000 issue.

     Vendors and Suppliers -- The Partnership will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Year 2000 compliance issue. The Partnership maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Year 2000 compliant in the event their services are required.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of October 2, 1998, unaudited selected financial information with respect to the 1994 Collateral Hotels and the 1995 Collateral Hotels and the Partnership, excluding the Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                               Trailing 12 Months Ended October 2, 1998
                                               ----------           ----------            ----------         ----------
                                                  1994                 1995               Management           Total
                                               Collateral           Collateral            Operations         Restricted
                                                 Hotels               Hotels                Groups             Group
                                               ----------           ----------            ----------         ----------
                                                             (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating revenues                              $140,511             $58,426                $6,045            $204,092
Operating expenses:

  Direct operating costs and expenses             53,822              22,399                    --              76,222
  General, administrative, sales and
    management expenses(b)                        39,587              18,040                  (140)             57,487
  Repairs and maintenance                          5,507               2,599                    --               8,106
  Depreciation and amortization                   15,117               4,051                   357              19,524
                                                --------             -------                ------            --------
Total operating expenses                         110,859              47,089                   217             158,165
                                                --------             -------                ------            --------
                                                $ 29,652             $11,337                $5,828            $ 46,817
                                                ========             =======                ======            ========
Income from operations:

Operating Data:
Occupancy                                           64.7%               61.8%
Average daily room rate                         $  85.77             $ 78.98
RevPAR                                          $  55.51             $ 48.81


                                                                Trailing 12 Months Ended January 2, 1998
                                               ----------           ----------            ----------         ----------
                                                  1994                 1995               Management           Total
                                               Collateral           Collateral            Operations         Restricted
                                                 Hotels               Hotels                Groups             Group
                                               ----------           ----------            ----------         ----------
                                                             (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating revenues                              $151,797             $62,209               $ 4,828(a)         $218,834
Operating expenses:
  Direct operating costs and expenses             57,511              24,030                    --              81,541
  General, administrative, sales and
    management expenses(b)                        41,960              18,303                (1,524)(c)          58,739
  Repairs and maintenance                          6,089               2,771                    --               8,860
Depreciation and amortization                     12,072               5,391                    76              17,539
                                                --------             -------               -------            --------
Total operating expenses                         117,632              50,496                (1,448)            166,679
                                                --------             -------                ------            --------
Income from operations                          $ 34,165             $11,713               $ 6,276            $ 52,154
                                                ========             =======               =======            ========

Operating Data:
Occupancy                                           65.2%               65.2%
Average daily room rate                         $  80.32   $         $ 75.30
RevPAR                                          $  52.33             $ 49.06


-------------------------------------------
(a) Represents management revenues derived from the Owned Hotels owned by Two L.P. and the Managed Hotels

(b) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.

(c) General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

     Not Applicable

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              See Exhibit Index incorporated by reference.

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

                               JOHN Q. HAMMONS HOTELS, L.P.

                               By:  John Q. Hammons Hotels, Inc,
                                    its General Partner


                               By:  /s/ John Q. Hammons
                                  ----------------------------------------------
                                    John Q. Hammons, Chairman, Founder, and
                                    Chief Executive Officer


                               By:  /s/ Kenneth J. Weber
                                  ----------------------------------------------
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)


                                    JOHN Q. HAMMONS HOTELS FINANCE
                                    CORPORATION


                               By:  /s/ John Q. Hammons
                                  ----------------------------------------------
                                    John Q. Hammons, Chairman, Founder, and
                                    Chief Executive Officer


                               By:  /s/ Kenneth J. Weber
                                  ----------------------------------------------
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)


                               JOHN Q. HAMMONS HOTELS FINANCE
                               CORPORATION II


                               By:  /s/ John Q. Hammons
                                  ----------------------------------------------
                                    John Q. Hammons, Chairman, Founder, and
                                    Chief Executive Officer


                               By:  /s/ Kenneth J. Weber
                                  ----------------------------------------------
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)

Dated: November 13, 1998

                                 EXHIBIT INDEX


Exhibit 27  Financial Data Schedule