Form 10-K405
period 1999-01-01
HAMMONS JOHN Q HOTELS LP
filed 1999-04-01
CIK 916536

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 1, 1999

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
        (State of Organization)             (I.R.S. employer identification no.)

300 John Q. Hammons Parkway, Ste. 900
          Springfield, Missouri                            65806
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

Item 1.  Business.

     As used herein, the term "Company" means John Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only. As used herein, the term "General Partner" means John Q. Hammons Hotels, Inc., a Delaware corporation, or Hammons, Inc., a Missouri corporation, and the predecessor general partner of the Company. As used herein, the term "Finance Corp." means John Q. Hammons Hotels Finance Corporation, a wholly owned subsidiary of the Company which has nominal assets and does not conduct any operations, and Finance Corp. II means John Q. Hammons Hotels Finance Corporation II, each of which is co-obligor for the 1994 Notes and the 1995 Notes (as defined herein). As used herein, the term "Registrants" means John Q. Hammons Hotels, L.P., Finance Corp. and Finance Corp. II.

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns and manages 42 hotels located in 20 states, containing 10,293 guest rooms or suites (the "Owned Hotels"), including four new hotels opened in 1998. The Company also manages five additional hotels located in two states, containing 1,176 guest rooms (the "Managed Hotels"). On January 1, 1999, the Company also owned six upscale hotels at various stages of development, which are scheduled to open during 1999 and 2000 (the "Scheduled Hotels"). The Company's existing Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

     The Company's strategy is to increase cash flow and thereby enhance Partner value primarily through (i) capitalizing on positive operating fundamentals in the upscale full-service sector of its markets and improving the operating results of its newer hotels, (ii) converting the franchises of its existing hotels to franchise brands that are considered to be more upscale, and (iii) selling certain mature assets and re-investing the net proceeds.

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 18 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 13 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include six non-franchise hotels, two Radissons, one Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton and one Days Inn. Four of the non-franchise hotels have the word "Plaza" in their name and the other two non-franchise hotels are resort hotels. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by its senior management team. Five Regional Vice Presidents and two District Directors are responsible for supervising a group of general managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, sales and marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale.

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

     The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is
(417) 864-4300. The Company is a Delaware limited partnership that was formed on September 5, 1989.


Development

     The Company announced on September 11, 1998 that it was ceasing new development activity, except for the hotels currently under construction. The following table sets forth information as to the "Scheduled Hotels":

                                              Number of                             Stage of Development/
Location             Franchise/Name          Rooms/Suites    Description            Estimated Completion Date
--------             --------------          ------------    -----------            -------------------------
Mesquite, TX         Hampton Inn & Suites        160         Convention Center      Construction commenced;
                                                                                    2nd Quarter 1999

Coral Springs, FL    Radisson Plaza              224         Atrium; Convention     Construction commenced;
                                                             Center                 2nd Quarter 1999

Dallas/Ft. Worth
Airport, TX          Embassy Suites              330         Atrium                 Construction commenced;
                                                                                    3rd Quarter 1999

Charlotte, NC        Renaissance Suites          275         Atrium                 Construction commenced;
                                                                                    4th Quarter 1999

Oklahoma City, OK    Renaissance                 312         Atrium; Convention     Construction commenced;
                                                             Center                 1st Quarter 2000

Charleston, SC       Embassy Suites              275         Atrium                 Construction commenced;
                                                                                    1st Quarter 2000

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

     On February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a gain of approximately $0.2 million. The net book value of the hotels' property and equipment at the time of the sale was approximately $38.6 million. On December 31, 1998, the Company completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. The net book value of the hotel's property and equipment at the time of the sale was approximately $8.1 million.

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


Operations

     Management of the JQH Hotels network is coordinated by the Company's senior management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through five Regional Vice Presidents and two District Directors responsible for guiding the general managers of each JQH Hotel in day-to-day operations.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 47 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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


Sales and Marketing

     The Company's marketing strategy is to market the JQH Hotels both through national and marketing programs. These are local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels regional vice presidents, district directors and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

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


Competition

     Each of the JQH Hotels competes in its market area with numerous full service lodging brands, especially in the upscale market, and with numerous other hotels, motels and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton hotels and Doubletree/Red Lion Inns are direct competitors of JQH Hotels in their respective markets. There is, however, no single competitor or group of competitors of the JQH Hotels that is consistently located nearby and competing with most of the JQH Hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.


Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. The Company believes that all necessary permits and approvals to operate the Scheduled Hotels will be obtained in the ordinary course of business. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $6.3 million, $6.2 million and $2.2 million in 1996, 1997 and 1998, respectively. During 1998, the Company realized continued favorable trends in insurance expense as a result of claim experience and rate improvements and a favorable buyout of several prior self-insured years. The Company believes that the JQH Hotels are adequately covered by insurance.

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


Employees

     The Company employs approximately 8,000 full time employees, approximately 305 of whom are members of labor unions. The Company believes that labor relations with employees are good.


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

     Kenneth J. Weber is the Chief Financial Officer of the General Partner. He joined the General Partner in April 1998 and became a director of the General Partner in May 1998. Prior to joining the General Partner, Mr. Weber was the Executive Vice President and Chief Financial Officer of Chartwell Leisure, a New York based hotel company. From 1992 to 1996, Mr. Weber was the Senior Vice President and Chief Financial Officer of Omni Hotels, based in Hampton, New Hampshire. From 1986 to 1992, Mr. Weber worked with Red Lion Hotels, based in Vancouver, Washington, holding the positions of Senior Vice President, Chief Accounting Officer and Corporate Controller. Mr. Weber began his career in the hotel industry with the Marriott Corporation, holding positions in several of Marriott's divisions, including President and Chief Executive Officer of Farrell's Ice Cream Parlour Restaurants from 1983 to 1986.

     Lonnie A. Funk is Senior Vice President of Operations. He began with the Company in 1975 as the General Manager at the Holiday Inn in Billings, Montana. In 1981, he was promoted to Regional Vice President of the Midwest Region. In November 1998, he was promoted to his current position.

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

     Paul E. Muellner is Vice President, Corporate Controller of the General Partner. Prior to joining the General Partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

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

Item 2.  Properties.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1998, the Company made aggregate annual lease payments of approximately $231,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which two of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 33 of the Owned Hotels are located, while nine of the Owned Hotels are subject to long-term ground leases.


Description of Hotels - General

     The JQH Hotels are located in 21 states and contain a total of 11,469 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $20.9 million in the last four years on the Owned Hotels. During 1999, the Company expects to spend approximately $15.5 million on refurbishment of the Owned Hotels.

Owned Hotels

     The Owned Hotels consist of 42 hotels, which are located in 20 states and contain a total of 10,293 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:


                                                                            Number of
                                                                            ---------
Location                   Franchise/Name               Rooms/Suites        Description                            Opening Date
--------                   --------------               ------------        -----------                            ------------
Montgomery, AL             Embassy Suites               237                 Atrium;                                    8/95
                                                                            Meeting Space:      15,000 sq. ft.  (c)
Tucson, AZ                 Holiday Inn                  299                 Atrium;                                   11/81
                                                                            Meeting Space:      14,000 sq. ft.
Tucson, AZ                 Marriott                     250                 Atrium;                                   12/96
                                                                            Meeting Space:      11,500 sq. ft.
Little Rock, AR            Embassy Suites               251                 Atrium;                                    8/97
                                                                            Meeting Space:      14,000 sq. ft.
Springdale, AR             Holiday Inn                  206                 Atrium;                                    7/89
                                                                            Meeting Space:      18,000 sq. ft.
                                                                            Convention Center:  29,280 sq. ft.
Springdale, AR             Hampton Inn & Suites         102                 Meeting Space          400 sq. ft.        10/95
Bakersfield, CA            Holiday Inn Select           259                 Meeting Space:       9,735 sq. ft.  (c)    6/95
Monterey, CA               Embassy Suites               225                 Meeting Space:      13,700 sq. ft.        11/95
Sacramento, CA             Holiday Inn                  364                 Meeting Space:       9,000 sq. ft.         8/79
San Francisco, CA          Holiday Inn                  280                 Meeting Space:       9,000 sq. ft.         6/72
Denver, CO(a)              Holiday Inn (International   256                 Atrium;                                   10/82
                           Airport)                                         Trade Center:       66,000 sq. ft.  (b)
Denver, CO                 Holiday Inn (Northglenn)     235                 Meeting Space:      20,000 sq. ft.        12/80
Fort Collins, CO           Holiday Inn                  259                 Atrium;                                    8/85
                                                                            Meeting Space:      12,000 sq. ft.
St. Augustine, FL          World Golf Village Resort    302                 Atrium;                                    5/98
                                                                            Convention Center:  40,000 sq. ft.
Tampa, FL                  Embassy Suites               247                 Atrium;                                    1/98
                                                                            Meeting Space:      18,000 sq. ft.
Joliet, IL                 Holiday Inn                  200                 Meeting Space:       5,500 sq. ft.         3/71
Cedar Rapids, IA           Collins Plaza                221                 Atrium;                                    9/88
                                                                            Meeting Space:      11,250 sq. ft.
Davenport, IA              Radisson                     221                 Meeting Space:       7,800 sq. ft.  (c)   10/95
Des Moines, IA             Embassy Suites               234                 Atrium;                                    9/90
                                                                            Meeting Space:      13,000 sq. ft.


                                                                            Number of
                                                                            ---------
Location                   Franchise/Name               Rooms/Suites        Description                            Opening Date
--------                   --------------               ------------        -----------                            ------------

Des Moines, IA             Holiday Inn                  288                 Atrium;                                    1/87
                                                                            Meeting Space:      15,000 sq. ft.
Topeka, KS                 Capitol Plaza                224                 Atrium;                                    8/98
                                                                            Convention Center:  26,000 sq. ft.
Bowling Green, KY          University Plaza             218                 Meeting Space:       4,000 sq. ft.  (c)    8/95
Branson, MO                Chateau on the Lake          302                 Atrium; Meeting                            5/97
                                                                            Space:              40,000 sq. ft.
Jefferson City, MO         Capitol Plaza                255                 Atrium;                                    9/87
                                                                            Meeting Space:      14,600 sq. ft.
Joplin, MO                 Holiday Inn                  264                 Atrium;                                    6/79
                                                                            Meeting Space:       8,000 sq. ft.
                                                                            Trade Center:       32,000 sq. ft.  (b)
Kansas City, MO(a)         Embassy Suites               236                 Atrium;                                    4/89
                                                                            Meeting Space:      12,000 sq. ft.
Kansas City, MO            Homewood Suites              119                 Extended Stay                              5/97
Springfield, MO            Holiday Inn                  188                 Atrium;                                    9/87
                                                                            Meeting Space:       3,020 sq. ft.
Omaha, NE                  Embassy Suites               249                 Atrium;                                    1/97
                                                                            Meeting Space:      13,000 sq. ft.
Reno, NV                   Holiday Inn                  286                 Meeting Space:       8,700 sq. ft.         2/74
Albuquerque, NM            Holiday Inn                  311                 Atrium;                                   12/86
                                                                            Meeting Space:      12,300 sq. ft.
Greensboro, NC(a)          Embassy Suites               221                 Atrium;                                    1/89
                                                                            Meeting Space:      10,250 sq. ft.
Greensboro, NC(a)          Homewood Suites              104                 Extended Stay                              8/96
Raleigh-Durham, NC         Embassy Suites               273                 Atrium;                                    9/97
                                                                            Meeting Space:      20,000 sq. ft.
Portland, OR(a)            Holiday Inn                  286                 Atrium;                                    4/79
                                                                            Trade Center:       37,000 sq. ft.  (b)
Portland, OR(a)            Embassy Suites               253                 Atrium;                                    9/98
                                                                            Meeting Space:      11,000 sq. ft.
Columbia, SC               Embassy Suites               214                 Atrium;                                    3/88
                                                                            Meeting Space:      13,000 sq. ft.
Greenville, SC             Embassy Suites               268                 Atrium;                                    4/93
                                                                            Meeting Space:      20,000 sq. ft.
Beaumont, TX               Holiday Inn                  253                 Atrium;                                    3/84
                                                                            Meeting Space:      12,000 sq. ft.
Houston, TX(a)             Radisson                     288                 Atrium;                                   12/85
                                                                            Meeting Space:      14,300 sq. ft.
Charleston, WV             Embassy Suites               253                 Atrium;                                   12/97
                                                                            Meeting Space:      14,600 sq. ft.
Madison, WI                Marriott                     292                 Atrium;                                   10/85
                                                                            Meeting Space:      15,000 sq. ft.  (b)
                                                                            Convention Center:  50,000 sq. ft.

________________________

(a)  Airport location
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.
(c)  Large civic center is located adjacent to hotel.

Managed Hotels

     The Managed Hotels consist of five hotels (three Holiday Inns, one Sheraton and one Days Inn) located in two states (Missouri and South Dakota), and contain a total of 1,176 guest rooms. Mr. Hammons directly owns four of these five hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the General Partner, and Daniel L. Earley, a director of the General Partner, each own a 25% interest in this entity. There is a convention and trade center adjacent to three of the Managed Hotels.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.
                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     Not Applicable.

Item 6.  Selected Financial Data.

     The selected consolidated financial information of the Company for the 1998, 1997, 1996, 1995 and 1994 Fiscal Years has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7. The Company's fiscal year ends on the Friday nearest December 31. Consequently, the Company's 1996 Fiscal Year included 53 weeks of operations while the 1994, 1995, 1997 and 1998 Fiscal Years included 52 weeks of operations.

Selected Consolidated Financial Information
-------------------------------------------

                                                   (in thousands, except per share amounts, ratios and hotel data)
                                                                         FISCAL YEAR-ENDED
                                                       1998         1997         1996        1995         1994
REVENUES
  Rooms (a)                                          $211,989     $195,296     $171,206     $148,432     $137,387
  Food and beverage                                    91,982       86,183       79,580       70,840       65,308
  Meeting room rental and other (b)                    22,159       20,795       18,061       15,907       13,998
                                                     --------     --------     --------     --------     --------
   Total revenues                                     326,130      302,274      268,847      235,179      216,693
                                                     --------     --------     --------     --------     --------

OPERATING EXPENSES
  Direct operating costs and expenses (c)
   Rooms                                               54,600       50,265       43,610       38,543       34,413
   Food and beverage                                   64,174       62,383       57,956       54,228       49,721
   Other                                                3,389        3,385        2,929        2,521        2,397
  General, administrative, sales and management
   service expenses (d,e)                              95,500       85,766       74,646       64,234       57,981
  Repairs and maintenance                              13,438       12,578       11,528       10,131        9,888
  Depreciation and amoritization                       45,580       34,781       24,034       18,346       13,975
                                                     --------     --------     --------     --------     --------
   Total operating expenses                           276,681      249,158      214,703      188,003      168,375
                                                     --------     --------     --------     --------     --------

INCOME FROM OPERATIONS                                 49,449       53,116       54,144       47,176       48,318

OTHER (INCOME) EXPENSES
  Interest expense and amorization of deferred
   financing fees, net                                 57,286       44,325       35,620       28,447       32,932
  Gain on sales of property and equipment (f)          (8,175)          --           --           --           --
                                                     --------     --------     --------     -------   -  --------

INCOME BEFORE EXTRAORDINARY
ITEM (g)                                             $    338     $  8,791     $ 18,524     $ 18,729     $ 15,386
                                                     ========     ========     ========     ========     ========

BALANCE SHEET DATA
  Total Assets                                       $876,486     $816,733     $658,072     $542,371     $443,044
  Total Debt, including current portion               759,716      695,791      531,143      458,094      380,869

(a)  Includes revenues derived from rooms.
(b) Includes meeting room rental, management fees for providing management services to the Managed Hotels and other.
(c) Includes expenses incurred in connection with rooms, food and beverage, and telephones.
(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.
(e) Includes expenses incurred providing management services to the Managed Hotels.

(f) Gain on sales includes six hotels sold February 6, 1998 and one hotel sold December 31, 1998.
(g) The 1994 and 1995 Fiscal Years do not include a $3.3 million and a $0.3 million, respectively, extraordinary charge related to prepayment fees on Stock Offering. The 1998 Fiscal Year includes a $2.2 million extraordinary charge related to early extinguishment of debt.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

  The following tables set forth, as of January 1, 1999, unaudited selected financial information with respect to the 20 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Company, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.


                                                               12 Months Ended January 1, 1999
                                        1994               1995           Management
                                     Collateral         Collateral        Operations           Total
                                       Hotels             Hotels             Group          Restricted
                                     ----------         ----------        ----------        ----------
Statement of Operations Data:
Operating Revenues                     $139,721           $57,528             $6,783(a)      $204,032

Operating Expenses:
Direct operating costs and expenses      51,997            21,611                 --           73,608
General Administrative,
Sales and Mgmt expenses (b)              39,292            18,617               (917)(c)       56,992
 Repairs and Maintenance                  5,448             1,549                 --            6,998
 Depreciation and Amortization           11,922             5,402                412           17,736
                                       --------           -------             ------         --------
      Total Operating Expense           108,659            47,179               (505)         155,337
                                       --------           -------             ------         --------
Income from Operations                 $ 31,062           $10,349             $7,287         $ 48,699
                                       ========           =======             ======         ========
Operating Data:
   Occupancy                               66.0%             61.6%
   Average Daily Room Rate             $  87.51           $ 80.16
   RevPAR                              $  56.70           $ 49.34

                                                  12 Months Ended January 2, 1998
                                         ------------------------------------------------
                                            1994        1995     Management
                                         Collateral  Collateral  Operations      Total
                                           Hotels      Hotels       Group      Restricted
                                         ----------  ----------  ----------    ----------
Statement of Operations
 Data:                                    $151,797     $62,209     $ 4,828 (a)   $218,834
Operating Revenues
Operating Expenses:
Direct operating costs and expenses         57,511      24,030          --         81,541
General Administrative,
 Sales and Mgmt expenses(b)                 41,960      18,303      (1,524)(c)     58,739
 Repairs and Maintenance                     6,089       2,771          --          8,860
 Depreciation and                           12,072       5,391          76         17,539
  Amortization                            --------     -------     -------       --------
      Total Operating                      117,632      50,496      (1,448)       166,679
       Expense                            --------     -------     -------       --------
Income from Operations                    $ 34,165     $11,713     $ 6,276       $ 52,154
                                          ========     =======     =======       ========
Operating Data:
   Occupancy                                  65.2%       65.2%
   Average Daily Room Rate                $  80.32     $ 75.30
   RevPAR                                 $  52.33     $ 49.06

(a) Represents management revenues derived from the Owned Hotels owned by Two L.P. and the Managed Hotels.
(b) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels include management expenses allocated to the respective hotels.
(c) General, administrative, sales and management expenses applicable to management operations are net of management revenues allocated to the 1994 and 1995 Collateral Hotels.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis primarily addresses results of operations of the Company for the fiscal years ended January 1, 1999 ("1998"), January 2, 1998 ("1997") and January 3, 1997 ("1996"). The following discussion should be read in conjunction with the selected consolidated financial information of the Company and the consolidated financial statements of the Company included elsewhere herein.

     The Company's consolidated financial statements include revenues from the Owned Hotels and management fee revenues for providing management services to the Managed Hotels. References to the JQH Hotels include both the Owned Hotels and the Managed Hotels. Revenues from the Owned Hotels are derived from rooms, food and beverage, meeting rooms and other revenues. The Company's beverage revenues include only revenues from the sale of alcoholic beverages, while revenues from the sale of non-alcoholic beverages are shown as part of food revenues. Direct operating costs and expenses include expenses incurred in connection with the direct operation of rooms, food and beverage and telephones. General, administrative, sales and management services expenses include expenses incurred from franchise fees, administrative, sales and marketing, utilities, insurance, property taxes, rent, management services and other expenses.

     From 1994 through 1998, the Company's total revenues grew at an annual compounded growth rate of 10.8%, from $216.7 million to $326.1 million. Occupancy for the Owned Hotels during that period decreased 6.4 percentage points from 68.5% to 62.1%. However, the Owned Hotels' average daily room rate
(ADR) increased by 33.5% from $68.45 to $91.38 during that period. Room revenue per available room (RevPAR) increased by 21.1% from $46.88 to $56.79.

     In general, hotels opened during the period from 1994 to 1998 decreased overall occupancy but increased the overall average room rate. The Company tracks the performance of the Owned Hotels in two groups. One group of hotels are those opened by the Company during the current and prior fiscal years (New Hotels). During 1998, the New Hotels included four hotels opened in 1998 and six hotels opened in 1997. The remainder of the Owned Hotels, excluding the New Hotels, are defined as Mature Hotels. In 1998, the Mature Hotels included 32 hotels opened prior to 1997. New hotels typically generate positive cash flow from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive cash flow after Debt service in the third year.


                                                               FISCAL YEAR-ENDED
                                           1998         1997         1996         1995         1994
OWNED HOTELS
 Average Occupancy                            62.1%        62.9%        64.7%        67.1%        68.5%
 Average Daily Room Rate (ADR)          $    91.38   $    82.38   $    76.16   $    71.68   $    68.45
 Room Revenue per Available Room
    (RevPAR)                            $    56.79   $    51.84   $    49.24   $    48.09       $46.88
 Available Rooms (a)                     3,733,166    3,767,387    3,476,279    3,087,700    2,930,893
 Number of Hotels                               42           45           39           37           31

MATURE HOTELS
 Average Occupancy                            64.1%        63.8%        64.8%        67.1%        68.5%
 Average Daily Room Rate (ADR)          $    86.50   $    79.80   $    76.06   $    71.68   $    68.45
 Room Revenue per Available Room
   (RevPAR)                             $    55.41   $    50.90   $    49.24   $    48.09   $    46.88
 Available Rooms (a)                     3,012,845    3,388,896    3,454,899    3,087,700    2,930,893
 Number of Hotels                               32           37           37           37           31

NEW HOTELS
 Average Occupancy                            54.1%        55.3%        42.2%          --           --
 Average Daily Room Rate (ADR)          $   115.55   $   108.97   $   100.49           --           --
 Room Revenue per Available Room
   (RevPAR)                             $    62.54   $    60.21   $    42.42           --           --
 Available Rooms (a)                       720,321      378,491       21,380           --           --
 Number of Hotels                               10            8            2           --           --

PERCENTAGES OF TOTAL REVENUES
REVENUES
 Rooms                                        65.0%        64.6%        63.7%        63.1%        63.4%
 Food and beverage                            28.2%        28.5%        29.6%        30.1%        30.1%
 Meeting room rental and other                 6.8%         6.9%         6.7%         6.8%         6.5%
                                        ----------   ----------   ----------   ----------   ----------
   Total revenues                            100.0%       100.0%       100.0%       100.0%       100.0%
                                        ----------   ----------   ----------   ----------   ----------
OPERATING EXPENSES
 Direct operating costs and expenses
   Rooms                                      16.7%        16.6%        16.2%        16.4%        15.9%
   Food and beverage                          19.7%        20.6%        21.6%        23.0%        22.9%
   Other                                       1.0%         1.1%         1.1%         1.1%         1.1%
 General, administrative, sales and
   management service expenses                29.3%        28.4%        27.8%        27.3%        26.8%
 Repairs and maintenance                       4.1%         4.2%         4.3%         4.3%         4.6%
 Depreciation and amortization                14.0%        11.5%         8.9%         7.8%         6.4%
                                        ----------   ----------   ----------   ----------   ----------
   Total operating expenses                   84.8%        82.4%        79.9%        79.9%        77.7%
                                        ----------   ----------   ----------   ----------   ----------
 Income from Operations                       15.2%        17.6%        20.1%        20.1%        22.3%
                                        ==========   ==========   ==========   ==========   ==========


(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of New Hotels, the number of days the hotel was opened during the period reported. The Company's 1996 Fiscal Year contained 53 weeks or 371 days, while its 1994, 1995, 1997 and 1998 Fiscal Years each contained 52 weeks, or 364 days.

1998 FISCAL YEAR COMPARED TO 1997 FISCAL YEAR

Total revenues increased to $326.1 million in 1998 from $302.3 million in 1997, an increase of $23.8 million, or 7.9%. Of the total revenues reported in 1998, 65.0% were revenues from rooms, 28.2% were revenues from food and beverage and 6.8% were revenues from meeting room rental and other, compared with 64.6%, 28.5% and 6.9%, respectively, during 1997.

Rooms revenues increased to $212.0 million in 1998 from $195.3 million in 1997, an increase of $16.7 million, or 8.6%, as a result of the operation of two hotels which opened in 1996 and six hotels opened in 1997, and the increase in average daily room rate (ADR). Average daily room rates (ADR) of Mature Hotels increased to $86.50 in 1998 from $79.80 in 1997. The occupancy in the mature hotels was a 0.3 percentage point increase to 64.1% in 1998, compared to 63.8% in 1997. The Mature Hotels' room revenue per available room (RevPAR) improved to $55.41 in 1998 from $50.90 in 1997, an increase of $4.51 or 8.9%. In 1998, the
New Hotels included ten hotels, which generated a revenue per available room (RevPAR) of $62.54, up 3.9% from the 1997 revenue per available room (RevPAR) of $60.21, when eight New Hotels were open. In general, management believes the New Hotels are more insulated from the effects of new hotel supply than are the Mature Hotels, since the New Hotels utilize franchise brands that are considered to be more upscale in nature, and the New Hotels have higher-quality guest rooms and public spaces.

Food and beverage revenues increased to $92.0 million in 1998 from $86.2 million in 1997, an increase of $5.8 million, or 6.7%. This increase was due to revenues associated with newly opened hotels.

Meeting room rental and other revenues increased to $22.2 million in 1998 from $20.8 million in 1997, an increase of $1.4 million, or 6.7%. This increase was due to the addition of meeting space in the New Hotels.

Direct operating costs and expenses for rooms increased to $54.6 million in 1998 from $50.3 million in 1997, an increase of $4.3 million, or 8.5%. As a percentage of rooms revenue, these expenses remained stable, at 25.8%.

Direct operating costs and expenses for food and beverage increased to $64.2 million in 1998 from $62.4 million in 1997, an increase of $1.8 million, or 2.9%, but decreased as a percentage of food and beverage revenues, to 69.8% from 72.4% in 1997. The dollar increase was due to costs associated with the higher volume of sales.

Direct operating costs and expenses for other remained stable in 1998 at $3.4 million, but decreased as a percentage of meeting room rental and other revenues to 15.3% from 16.3% in 1997.

General, administrative, sales and management service expenses increased to $95.5 million in 1998 from $85.8 million in 1997, an increase of $9.7 million, or 11.3%. Increases in these expenses are primarily attributable to expenses associated with the opening of new hotels in 1997 and 1998. A large portion of expenses associated with new hotel openings are fixed costs in nature. As a result, these expenses rise faster than revenues in the first one to two years of operation. As a percentage of total revenues, these expenses increased to 29.3% in 1998 from 28.4% in 1997.

Repairs and maintenance expenses increased to $13.4 million in 1998 from $12.6 million in 1997, by $0.8 million or 6.3%, but decreased slightly as a percentage of total revenues, to 4.1% from 4.2% in 1997.

Depreciation and amortization increased to $45.6 million in 1998 from $34.8 million in 1997, by $10.8 million, or 31.0%. As a percentage of total revenues, these expenses increased to 14.0% in 1998 from 11.5% in 1997. The increase was a direct result of the increased level of capital expenditures for the newly opened hotels.

Income from operations decreased to $49.4 million in 1998 from $53.1 million in 1997, a decrease of $3.7 million, or 7.0%. The decrease was due to higher costs, including depreciation expense related to the building of new hotels. As a percentage of total revenues, income from operations was 15.2% in 1998 and 17.6% in 1997.

Interest expense and amortization of deferred financing fees, net increased to $57.3 million in 1998 from $44.3 million in 1997, an increase of $13.0 million, or 29.3%. The increase was attributable to borrowing for new hotel construction.

Income before extraordinary item decreased to $0.3 million in 1998 from $8.8 million in 1997, a decrease of $8.5 million, or 96.6%. The 1998 results include an $8.2 million gain on sales of property and equipment in connection with the sale of six Holiday Inns in February of 1998 and one Holiday Inn in December of 1998.

1997 FISCAL YEAR COMPARED TO 1996 FISCAL YEAR

Total revenues increased to $302.3 million in 1997 from $268.8 million in 1996, an increase of $33.5 million, or 12.4%. Of total revenues recognized in 1997, 64.6% were revenues from rooms, compared to 63.7% in 1996, continuing the gradual shift over the past several years, as the average daily room rate (ADR) continues to increase. Revenues from food and beverage represented 28.5% of total revenues recognized in 1997, compared to 29.6% in 1996, and revenues from meeting room rental and other represented 6.9% of total revenues compared to 6.7% in 1996.

Rooms revenues increased to $195.3 million in 1997 from $171.2 million in 1996, an increase of $24.1 million, or 14.1%, as a result of the addition of six hotels opened in 1997, a full year of operation for the two hotels opened in 1996, and a 4.9% increase in the average daily room rate (ADR) of the Mature Hotels.

Food and beverage revenues increased to $86.2 million in 1997 from $79.6 million in 1996, an increase of $6.6 million, or 8.3%. This increase was primarily due to revenues associated with the New Hotels.

Meeting room rental and other revenues increased to $20.8 million in 1997 from $18.1 million in 1996, an increase of $2.7 million, or 15.1%. This increase was primarily a result of the New Hotels.

Direct operating costs and expenses for rooms increased to $50.3 million in 1997 from $43.6 million in 1996, an increase of $6.7 million, or 15.3%. As a percentage of rooms revenue, these expenses increased slightly to 25.7% in 1997 from 25.5% in 1996. The increased expense was associated with the New Hotels. These costs generally represent a higher percentage of rooms revenue in newer hotels until these hotels reach stabilized occupancy levels.

Direct operating costs and expenses for food and beverage increased to $62.4 million in 1997 from $58.0 million in 1996, an increase of $4.4 million, or 7.6%, but decreased slightly as a percentage of food and beverage revenues to 72.4%, from 72.8% in 1996. The dollar increase was due to costs associated with the higher volume of sales associated with the New Hotels.

Other direct operating costs and expenses were $3.4 million in 1997 and $ 2.9 million in 1996, a 15.6% increase. As a percentage of meeting room rental and other revenues, these expenses were 16.3% in 1997 and 16.2% in 1996.

General, administrative, sales and management service expenses increased to $85.8 million in 1997 from $74.6 million in 1996, an increase of $11.2 million, or 14.9%. Increases in these expenses were primarily attributable to expenses associated with the New Hotels. As a percentage of total revenues, these expenses increased to 28.4% in 1997, from 27.8% in 1996.

Repairs and maintenance expenses increased to $12.6 million in 1997 from $11.5 million in 1996, an increase of $1.1 million, or 9.1%, but decreased slightly as a percentage of revenues to 4.2% from 4.3% in 1996.

Depreciation and amortization increased by $10.8 million, or 44.7%, to $34.8 million in 1997 from $24.0 million in 1996. As a percentage of total revenues, these expenses increased to 11.5% in 1997 from 8.9% in 1996. The increase was a direct result of the opening of the eight New Hotels during 1996 and 1997.

Income from operations decreased to $53.1 million in 1997 from $54.1 million in 1996, a decrease of $1.0 million, or 1.9%. As a percentage of total revenues, income from operations was

17.6% in 1997 compared to 20.1% in 1996, due primarily to the non-cash expense of depreciation and amortization associated with the New Hotels.

Interest expense and amortization of deferred financing fees, net increased to $44.3 million in 1997 from $35.6 million in 1996, an increase of $8.7 million or 24.4%. The increase was attributable to debt associated with the financing of the New Hotels.

Income before extraordinary item decreased to $8.8 million in 1997 from $18.5 million in 1996, a decrease of $9.7 million, or 52.5%.

LIQUIDITY AND CAPITAL RESOURCES

     In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures, new hotel development and permitted distributions to fund some of the taxes allocable to the partners.

     At January 1, 1999, the Company had $46.2 million of cash and equivalents and also had $6.5 million of marketable securities, compared to $42.0 million in cash and cash equivalents and $12.7 million of marketable securities at the end of 1997. Such amounts are available for development of new hotels and other working capital requirements of the Company.

     Net cash provided by operating activities increased significantly to $43.5 million at the end of 1998 from $27.8 million at the end of 1997, an increase of $15.7 million, or 56.5%, primarily as the result of changes in interim financing of construction through trade payables.

     The Company incurred net capital expenditures of $131.2 million and $179.4 million, respectively, for 1998 and 1997. Capital expenditures typically include capital improvements on existing hotel properties and expenditures for development of new hotels. Capital expenditures in 1998 included $111.5 million for new hotel development and $19.7 million for existing hotels. During 1997, capital expenditures for existing hotels and new hotel development were $19.1 million and $160.3 million, respectively. During 1999, the Company expects capital expenditures to approximate $120.8 million, representing approximately $15.5 million for capital improvements on existing hotels and approximately $105.3 million for continued new hotel development.

     At the end of 1998, total debt was $759.7 million compared with $695.8 million in 1997. The increase is attributable to the hotels opened during 1998 as well as six Scheduled Hotels under construction at the end of 1998. The current portion of long-term debt was $42.3 million at the end of 1998, compared with $61.5 million at the end of 1997.

     In February 1998, the Company completed the sale of six hotels for $39.4 million, resulting in a gain of approximately $0.2 million. Five of the six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. Under the terms of these Indentures, the Company provided replacement collateral.

     On December 31, 1998, the Company completed the sale of an additional hotel property for $16.1 million, resulting in a gain of approximately $8.0 million. The net book value of the hotel's property and equipment at the time of the sale was approximately $8.1 million. In addition to cash received upon closing, the sales price included a note receivable for $11.9 million, with 8.0% interest, due in 1999. The note receivable is secured by the hotel and the personal guarantee of a shareholder of the buyer. This hotel served as collateral under the 1995 Mortgage Notes. Under the terms of the Indenture, the Company must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Company intends to provide replacement collateral in accordance with the Indenture provisions.

     The Company estimates that building, pre-opening and other costs of the six Scheduled Hotels will require aggregate funding of approximately $198.0 million from the Company (net of $61.0 million included in construction in progress and other assets at year end). The Company has obtained loans and commitments of approximately $143.0 million (approximately $22 million of which had been drawn at year end) on the Scheduled Hotels and expects the remaining 1999 capital requirements to be funded by cash, cash flow from operations and refinancing of certain existing hotels.

     Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvement projects.

     The Company distributed or accrued $10.6 million in 1998, and $0.6 million in 1997 to its partner for income taxes. Distributions by the Company must be made in accordance with the provisions of the Indentures.

Year 2000

State Of Readiness

          John Q. Hammons Hotels, Inc. (the "Company") is actively addressing the impact of the Year 2000 as it relates to the processes of its information technology environment. Potential problems with internal, external and embedded systems are being addressed. Capital budget funds have been set aside for software and hardware upgrades and/or replacements to address Year 2000 issues. Virtually all such upgrades were anticipated by the Company and would have been implemented within the next few years even absent a Year 2000 issue.

          The Company is requiring vendors and suppliers to certify Year 2000 compliance of supplied information technology systems and devices. Compliance is defined as no failures or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

          The Company has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Company does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Year 2000 compliant.

Corporate Systems

          Hardware-Computer systems were tested for Y2K compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems were replaced during the fourth quarter of 1998.

          Software-All software systems were tested during the first quarter of 1998. Word processing and spreadsheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Y2K compliant and was replaced during January, 1998.

Hotel Systems

          Hardware-Testing of Company owned computer hardware was started during the first quarter of 1998. Ninety percent of all systems have been tested and those systems deemed not Y2K compliant have been identified and have either been replaced at this time or are scheduled for replacement during the first half of 1999.

          Software-Bass Hotels and Resorts use the Encore Property Management System. This system is currently not Y2K compliant but is being upgraded at no expense to the Company.

          Promus Hotels, Inc. uses the HMS Property Management System. This system is not Y2K compliant and is scheduled for replacement at all non-compliant hotels during the first half of 1999.

          Radisson Hotels and some Company hotels use the Fidelio Property Management System. This software is Y2K compliant. The operating system on the file servers will be compliant with the installation of software patches at no expense to the Company. These systems are scheduled for upgrade in the year 2000 independent of the Y2K situation.

          Other Company hotels use the Multi-Systems, Inc. Property Management System, which is Y2K compliant.

Embedded Systems

          Non-Critical-Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Y2K compliant. Those failing the Y2K testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Y2K compliant.

          Critical-Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Company is currently testing and evaluating these systems. These evaluations are approximately 75% complete with anticipated completion by the end of the first quarter, 1999.

Time Keeping and Payroll Systems

          The Company currently uses Time Resource Management software for time keeping. This software is not Y2K compliant and will be replaced during the second quarter of

1999. Payroll processing is out-sourced and a Y2K compliance certificate from the processor is on file.

Vendor Compliance Certifications

     Strategic Relationships-Requests for Y2K compliance have been sent to those vendors which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in our offices.

          Utility Suppliers-Requests for Y2K compliance have been sent to those suppliers which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in our offices.


Compliance Testing

     Information Technology

          Vendor Certification-The Company has received Y2K compliance certifications from the majority of its property management system vendors. All certifications are expected to be on file by the end of the second quarter, 1999.

          Field Testing-The Company has received Y2K compliance testing software from our property management system vendors. These tests were completed during the fourth quarter, 1998.

          Evaluation-The Company will monitor all systems currently in place and those Y2K upgrades that will be installed during the first half of 1999 to insure Y2K integrity. This evaluation will continue throughout the year 2000.

     Embedded Systems

          Vendor Certification-The Company has received Y2K compliance certifications from the majority of its vendors. All certifications are expected to be on file by the end of the first quarter, 1999.

          Field Testing-The Company or its authorized vendors began conducting Y2K compliance field testing during the fourth quarter of 1998 and will continue testing throughout 1999.

          Evaluation-The Company will monitor all systems currently in place and those Y2K upgrades that will be installed during the first half of 1999, to insure Y2K integrity. This evaluation will continue throughout the year 2000.

Cost of Implementation

     Corporate Office

          Information Technology-Expenses for hardware and software that were directly attributed to Y2K compliance were less than $75,000.

          Embedded Systems-The Company has no current expenses directly attributed to Y2K compliance for embedded systems.

     Hotels

          Information Technology

          Bass Hotels & Resorts-The Company has upgraded hardware and software systems over the last two years that were required from a technology standpoint. Y2K compliance was an ancillary benefit of these upgrades.

          Promus Hotels, Inc.-The Company has allocated less than $15,000 to date for upgrades necessary to meet Y2K compliance at these hotels.

          Embedded Systems-The Company has not expended any funds directly attributed to Y2K compliance for these systems. Those upgrades and replacements of equipment that have occurred over the last two years were required to replace equipment that had reached the end of the normal life cycle and not specifically for Y2K compliance.

Future Costs

     Corporate Office

          Additional software upgrades are anticipated to maintain current technology levels but are not directly attributed to Y2K compliance.

     Hotels

          Information Technology

          Bass Hotels & Resorts-Hotels operating under this flag (eighteen hotels) will incur minimal costs to replace some computer systems. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Y2K compliant hardware from other hotels that are receiving technology-driven upgrades.

          Promus Hotels, Inc.-Hotels operating under this flag (sixteen hotels) will receive new hardware and software as part of a technology and Y2K compliant upgrade. The estimated cost for this upgrade is approximately $625,000.

          The balance of the Company's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Y2K compliancy issues.

          Embedded Systems-Final evaluation of these systems has not been completed at this time. No major replacements are expected based upon the results of early testing.

Risk Factors

          Information Technology-Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Company's corporate office and hotels will be Y2K compliant by the end of the second quarter, 1999. Risk to the operation of the Company is therefore considered to be low.

          Embedded Systems-Complete analysis of all embedded systems has not been completed at this time. Final evaluation is scheduled for the end of the first quarter, 1999, with testing to be completed by the end of the second quarter, 1999. Based upon early reports, risk to the operation of the Company is considered to be low.

          Vendors and Suppliers-The Company does not rely on the services of any one single vendor or supplier that will materially impact its operations. To date, no strategic vendor or supplier has reported that it will not be Y2K compliant by the end of 1999. Based upon these reports, risk to the operations of the Company is considered to be low.

Contingency Plans

     Information Technology

          Hardware-A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Y2K compliancy testing. These systems are scheduled for replacement during the first half of 1999. Failure to replace these systems will not materially impact the operation of the Company or its hotels.

          Software-Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known, non-compliant software systems will be replaced during the first half of 1999, no material impact to the operation of the Company is expected.

     Embedded Systems

          Contingency plans will be finalized during the first quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Y2K issue.

     Vendors and Suppliers

          The Company will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Y2K compliance issue. The Company maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Y2K compliant in the event their services are required.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principle cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of January 1, 1999:

                            Expected Maturity Date
                                 (in millions)

                                                                                          There-
                                       1999      2000       2001       2002      2003      After     Total   Fair Value (d)
Long-Term Debt(a)
   $300 Million 1st Mortgage Notes      $ -     $   -      $   -      $   -      $   -      $ 300     $300       $313
   Average interest rate (b)                      8.9%       8.9%       8.9%       8.9%       8.9%     8.9%       8.9%
    $90 Million 1st Mortgage Notes      $ -     $   -      $   -      $   -      $   -      $  90     $ 90       $ 94
    Average interest rate(b)                      9.8%       9.8%       9.8%       9.8%       9.8%     9.8%       9.8%
    Other fixed-rate debt               $41     $   6      $  13      $  30      $  20      $ 213     $323       $323
     obligations
    Average interest rate(b)                      8.8%       8.4%       8.2%       8.8%       8.7%     8.7%       8.7%
    Other variable-rate debt            $ 1     $   1      $   7      $  10      $   3      $  25     $ 47       $ 47
     obligations
    Average interest rate(c)                      8.1%       8.1%       8.1%       8.1%       8.1%     8.1%       8.1%

(a) Includes amounts reflected as long-term debt due within one year
(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of January 1, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1st Mortgage Notes and the $90 million 1st Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

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

     Daniel L. Earley, age 56, has been a director of the General Partner since February 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of Clermont Savings Bank, FSB, a community bank located in Milford, Ohio, which is owned by Mr. Hammons.

     William J. Hart, age 58, has been a director of the General Partner since December 1993. He is a partner in the law firm of Husch & Eppenberger, LLC formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for Mr. Hammons. Mr. Hart has also been a director since 1981 of Johnston Industries, Inc., a commercial textiles company listed on the New York Stock Exchange.

     John E. Lopez-Ona, age 41, became a director of the General Partner in May 1996. Mr. Lopez-Ona was a Managing director of Kidder Peabody & Company, Inc. an investment banking firm, from March 1990 through March 1995. Since June 1995 Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm owned by him, which specializes in principal investments.

     James F. Moore, age 57, became a director of the General Partner in May 1995. Since 1987, Mr. Moore has been Chairman, Chief Executive Officer and a Director of Champion Products, Incorporated, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. Prior to 1987, Mr. Moore had served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

Item 11. Executive Compensation.

Cash Compensation

     The following table sets forth the salary, cash bonus and certain other forms of compensation paid by the General Partner and its subsidiaries for services rendered in all capacities during the 1998, 1997 and 1996 fiscal years to the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner other than the Chief Executive Officer serving at the end of the 1998 fiscal year (the "named executive officers").

                                      Summary Compensation Table

                                                                                       Long Term
                                                                                  Compensation Awards
                                         Annual Compensation                     ---------------------
                                Fiscal  ---------------------    All Other       Securities Underlying
Name and Principal Positions     Year   Salary ($)  Bonus ($)  Compensation ($)       Options (#)
----------------------------    ------  ----------  ---------  ----------------  ---------------------
John Q. Hammons                  1998    $200,000    $50,000       $   --             200,000 (b)
Chairman of the Board and        1997     150,000         --           --                  --
Chief Executive Officer          1996     100,000         --           --                  --

Kenneth J. Weber (a)             1998     169,840     57,500           --             100,000 (b)
Executive Vice President and     1997          --         --           --                  --
Chief Financial Officer          1996          --         --           --                  --

Debra M. Shantz                  1998     135,000     47,500        1,544(c)           70,000 (b)
Corporate Counsel                1997      97,500     40,000        1,139(c)               --
                                 1996      93,000     30,000           --                  --

Steven E. Minton                 1998     130,000     45,000        1,563(c)           40,000 (b)
Senior Vice President,           1997     118,000     40,000        1,275(c)               --
Architecture                     1996     106,000     25,000        1,490(c)               --

Pat A. Shivers                   1998     124,000     40,000        1,553(c)           35,000 (d)
Senior Vice President,           1997     120,000     37,500        1,296(c)               --
Administration and Control       1996     112,125     30,000        2,072(c)               --

---------------
(a)  Mr. Weber joined the Company in April of 1998.
(b)  Comprised of options with an exercise price of $7.375 per share.
(c)  Matching contributions to Company's 401(k) Plan.
(d) Comprised of 25,000 options granted to replace cancelled options and 10,000 additional options, all with an exercise price of $7.375 per share. See "Option Grants".

Option Grants

                                                                                             Potential Realizable
                                               Individual Grants                               Value at Assumed
                      -------------------------------------------------------------------    Annual Rates of Stock
                          Number of        % of Total Options/                                Price Appreciation
                          Securities         SARs Granted to     Exercise or                  for Option Term(1)
                      Underlying Options      Employees in       Base Price    Expiration   -----------------------
Name                     Granted (#)           Fiscal Year         ($/Sh)         Date         5%($)       10%($)
----                  ------------------   -------------------   -----------   ----------   ----------   ----------
John Q. Hammons            200,000                19.4%            $7.375        6/5/08     $2,288,000   $3,478,000
Kenneth J. Weber           100,000                 9.7%             7.375        6/5/08      1,144,000    1,739,000
Debra M. Shantz             70,000                 6.8%             7.375        6/5/08        800,800    1,217,300
Steven A. Minton (2)        40,000                 3.9%             7.375        6/5/08        457,600      695,600
Pat A. Shivers (2)          35,000                 3.4%             7.375        6/5/08        400,400      608,650

(1) Potential realizable value assumes the stock price will appreciate at the annual rates shown. These rates are compounded annually from the date of grant until the end of the 10-year term of the option. The potential realizable value is:

          - the potential stock price at the end of the term based on the 5 percent and 10 percent assumed rates of appreciation,
          - less the exercise price,
          - times the number of shares subject to the option.

     These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) On June 5, 1998, options originally granted in 1994 were cancelled and new options were granted at an exercise price of $7.375, an amount equal to the fair market value on that date. The options granted on that date also included a new vesting schedule, with none of the new options being exercisable until June 5, 1999, at which point 25% vest, with the rest vesting 25% on each succeeding June 5th. See "Ten-Year Option/SAR Repricing" and "Report of the Compensation Committee - Stock Options."

Option Holdings
                         Fiscal Year-End Option Values
                             Number of Unexercised                       Value of Unexercised
                                    Options                              In-the-Money Options
Name                  Exercisable            Unexercisable        Exercisable           Unexercisable
----                  -----------            -------------        -----------           -------------
John Q. Hammons           --                     200,000               --                     --
Kenneth J. Weber          --                     100,000               --                     --
Debra M. Shantz           --                      70,000               --                     --
Steven A. Minton          --                      40,000               --                     --
Pat A. Shivers            --                      35,000               --                     --

     The $7.375 exercise price per share of the stock options granted on June 5, 1998 (which comprise all of the options held by the Named Executive Officers) is greater than the $3.6875 closing price of the Company's Class A Common Stock as reported on the New York Stock Exchange on December 31, 1998, thus no options are "In the Money." As discussed above, none of the options are exercisable until June 5, 1999, with 25% becoming exercisable on that date, with the rest vesting 25% on each succeeding June 5th.

Ten-Year Option/SAR Repricings

                                                                                                          Length of
                                Number of                                                                 Original Option
                                Securities                                                                Term
                                Underlying        Market Price of       Exercise Price                    Remaining at
                                Options/SARs      Stock at Time         at Time of        New             Date of
                                Repriced or       of Repricing or       Repricing or      Exercise        Repricing or
Name                   Date     Amended (#)       Amendment ($)         Amendment ($)     Price ($)       Amendment
----                   ----     ------------      ---------------       ---------------   ---------      ---------------
Steven E. Minton      6/5/98        40,000            $7.375                 $16.50         $7.375          6 years,
                                                                                                            6 months
Pat A. Shivers        6/5/98        25,000             7.375                  16.50          7.375          6 years,
                                                                                                            6 months

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

     Employment Agreements

          The Company entered into an employment agreement with Kenneth J. Weber, effective April 27, 1998. Under that agreement, Mr. Weber's annual base salary is $250,000, plus a discretionary bonus of up to 35% of his base salary, with such annual increases in compensation as may be determined by the Compensation Committee of the Company. The agreement contains significant non-competition provisions extending for a period of one year following termination of the agreement. The initial term of the agreement is for three years.

     The Company entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995 as amended on October 31, 1997. Under the agreement, Ms. Shantz's annual base salary is $135,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by the Compensation Committee of the Company. The term of the agreement is for three years from October 31, 1997.

     Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate other filings with the Securities and Exchange Commission ("SEC"), including this Proxy Statement, in whole or in part, the following Report of the Compensation Committee and Comparative Company Performance Graph shall not be incorporated by reference into any such filings.

Compensation of Directors

     Non-employee directors of the General Partner received $1,000 for each regular Board meeting attended during the fiscal year ended January 2, 1998. No compensation was paid to non-employee directors for attending meetings of committees of the Board. Employee directors are not compensated for their services as directors or committee members.

     At a meeting held on February 23, 1999 the General Partner's Board of Directors adopted a new compensation package for its non-employee directors. The package provides each non-employee director with the following payments for service on the General Partner's Board: (1) $1,000 for each regular Board meeting attended and (2) $500 for each regular committee meeting attended ($750 per meeting for the committee chair). In addition, the package provides each non-employee director with the following annual payments for service on the General Partner's Board, payable on the day following the election of directors at the annual meeting: (1) a cash payment of $10,000, (2) that number of shares of the General Partner's Class A Common Stock with a fair market value equal to $10,000 on the date of payment (the "Director Stock"), and (3) an option to purchase 10,000 shares of the General Partner's Class A Common Stock (the "Director Options"). The Director Stock and Director Options will be issued pursuant to the 1999 Non-Employee Director Stock and Stock Option Plan.


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

Item 13. Certain Relationships and Related Transactions.

     In the past, Mr. Hammons has engaged Anvil Capital an investment and consulting firm owned by Mr. Lopez-Ona, a director of the General Partner, to provide personal financial advisory services. Mr. Hammons and Anvil Capital also have formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to the Company's business. Mr. Lopez-Ona has entered into a consulting agreement with a major consulting firm to provide services to that firm in connection with their hospitality practice. Under that contract, Mr. Lopez-Ona receives a percentage of compensation from the Company to the firm in connection with services provided to the Company by that firm, if any.

     Mr. Hart is a non-employee director of the General Partner, and is a partner in the law firm of Husch & Eppenberger, LLC, which performs legal services on a regular basis for the Company and personally for Mr. Hammons. The Company paid such firm approximately $303,500 in legal fees during the fiscal year ended January 1, 1999.

     The Company is controlled by Mr. Hammons through his control of the General Partner, the sole general partner of the Company. His equity interest in the Company (based on his beneficial ownership of 244,300 shares of Class A Common Stock of the General Partner, all 294,100 shares of Class B Common Stock of the General Partner and all 16,043,900 limited partnership units of the Company (the "LP Units") is 73.4%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Company, and the holders of Class A Common Stock of the General Partner, which conflicts may be resolved in favor of Mr. Hammons.

     Holders of LP Units have the right to require the redemption of their LP Units. This redemption right will be satisfied, at the sole option of the General Partner, by the payment of the then cash equivalent thereof or by the issuance of shares of Class A Common Stock on a one-for-one basis. Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires the Company to redeem LP Units, the non-employee directors of the General Partner would decide, consistent with their fiduciary duties as to the best interests of the Company, whether to redeem the LP Units for cash or for shares of Class A Common Stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed the Company that he has no current plan to require the Company to redeem his LP Units.

     During 1998, the Company provided management services to five hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Four of the Managed Hotels are owned by Mr. Hammons and one is owned 50% by Mr. Hammons; 25% by Jacqueline A. Dowdy, the Secretary and a director of the General Partner; and 25% by Daniel L. Earley, a director of the General Partner. Management fees of approximately 3% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $715,000 in the fiscal year ended January 1, 1999. Each of the Management Contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. In addition to the management fees paid by the Managed Hotels to the Company in that year, the Managed Hotels reimbursed the Company for a portion of the salaries paid by the Company to its five regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $145,000 in the fiscal year ended January 1, 1999.

     The Company has an option granted by Mr. Hammons or persons or entities controlled by him to purchase the Managed Hotels. The options are effective until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the

Managed Hotel as determined by an appraisal firm of national standing. One hotel owned by the Company and two Managed Hotels are located in Springfield, Missouri. These hotels are potentially competing with one another for customers. The Company, however, believes that these hotels do not significantly compete with one another due to their respective locations and attributes.

     Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc. ("WHI"). All of the hotels owned by the Company (the "Owned Hotels") have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the Owned Hotels were approximately $1,388,000 in the fiscal year ended January 1, 1999. The fee may increase if the number of hotels for which accounting and administrative services are performed drops below 35 hotels. The accounting services contract expires in June 1999.

     The Company leases space in the John Q. Hammons Building for its headquarters from a Missouri general partnership, of which Mr. Hammons is a 50% partner and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the Secretary and a director of the General Partner, who is a 9.5% partner. Pursuant to four lease agreements, expiring December 31, 1998, the Company paid monthly rental payments of approximately $19,250 in 1998. In December 1998, the Company entered into four new lease agreements, expiring December 31, 2001. The Company made aggregate annual lease payments to the Missouri general partnership of approximately $231,000 in 1998.

     Mr. Hammons also owns trade centers adjacent to three of the Owned Hotels (the "JQH Trade Centers"). The Company leases the convention space in the JQH Trade Center located in Portland, Oregon from Mr. Hammons pursuant to a long-term lease expiring in 2004, requiring annual payments of approximately $300,000. With respect to the other two JQH Trade Centers, the Company makes nominal annual lease payments to Mr. Hammons. The Company has assumed responsibility for all operating expenses of the JQH Trade Centers.

     The Company leases the real estate for the Company's Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent was $120,000 in 1998. Thereafter, rent will be an amount based on adjusted gross revenues from room sales on the property. The lease term is 50 years, with an option to renew for an additional 10 years. The Company also has an option to purchase the land after March 1, 2118 at a proposed transfer price of the greater of $3,000,000 or the current appraised value.

     The Company also leases the real estate for the Company's Embassy Suites hotel in Little Rock, Arkansas which opened in the fall of 1997, from Mr. Hammons. Annual rent is $100,000 in 1998, and $120,000 per year for the next three years. The lease term is 40 years. The Company has an option to purchase the land at any time during the first 10 years of the lease term, for the greater of $1,900,000 or the current appraised value.

     The Company also leases the real estate for the Company's Renaissance Suites Hotel in Charlotte, NC, which will open in November, 1999 from Tulsa Hills Investments, Inc., an Ohio corporation, of which Mr. Hammons is a 99% owner and Jacqueline A. Dowdy is a 1% owner. The lease term is 99 years. Commencing October 15, 1997, annual rent is $80,000 in years one and two, $120,000 in years three through five, $124,800 in years six through ten with cost of living adjustments for each year thereafter.

     Mr. Hammons owns parcels of undeveloped land throughout the United States. Although there are no current plans to do so, the Company may purchase or lease one or more of these parcels in the future in order to develop hotels. Since Mr. Hammons controls the Company, such transactions would not be arms-length transactions but will be subject to restrictions contained in the indentures relating to the Company's outstanding mortgage notes due in 2004 and 2005.

     The General Partner receives no management fee or similar compensation in connection with its management of the Company. The General Partner receives the following remuneration from the Company: (i) distributions, if any, in respect of its equity interest in the Company; and (ii) reimbursement for all direct and indirect costs and expenses incurred by the General Partner for or on behalf of the Company and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Company.

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

           10.5  Form of Option Purchase Agreement
           10.8  Employment Agreement between John Q. Hammons Hotels, Inc.
                 and Debra M. Shantz dated as of May 1,1995 as amended on October 31, 1997.
          10.13  Employment Agreement between the General Partner and
                 Kenneth J. Weber dated as of April 27, 1998
          10.18  1994 Stock Option Plan of the General Partner
          10.19 1999 Non-Employer Director Stock and Stock Option Plan of the General Partner

14(b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal year ended January 1, 1999.

14(c)     Exhibits

     Reference is made to the exhibit index which has been filed with the exhibits.

14(d)     Financial Statements

                    Report of Independent Public Accountants
                    ----------------------------------------



To the Partners of
   John Q. Hammons Hotels, L.P.:


     We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of January 1, 1999 and January 2, 1998 and the related consolidated statements of operations, changes in equity and cash flows for each of the three fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. (Note 1) as of January 1, 1999 and January 2, 1998 and the results of their operations and their cash flows for each of the three fiscal years ended January 1, 1999, January 2, 1998, and January 3, 1997 in conformity with generally accepted accounting principles.



Cincinnati, Ohio,
   February 17, 1999

                     John Q. Hammons Hotels, L.P. (Note 1)

                          Consolidated Balance Sheets

                                (000's omitted)

                                     ASSETS
                                     ------

                                                                                  Fiscal         Fiscal
                                                                                   1998           1997
                                                                                 Year-End       Year-End
                                                                                 ---------      ---------
CASH AND EQUIVALENTS (Restricted cash of $860 and $1,235 in 1998 and 1997,
 respectively) (Notes 2 and 5)                                                   $  46,233      $  41,961

MARKETABLE SECURITIES (Notes 2 and 5)                                                6,533         12,742

RECEIVABLES:
  Trade, less allowance for doubtful accounts of $206 and $188 in 1998 and
   1997, respectively                                                                8,852          7,652
  Management fees (Note 3)                                                              62             50
  Construction reimbursements, shareholder and other (Note 3)
                                                                                     5,269          3,739

INVENTORIES                                                                          1,205          1,206

PREPAID EXPENSES AND OTHER                                                           1,089          1,386
                                                                                 ---------      ---------
          Total current assets                                                      69,243         68,736
                                                                                 ---------      ---------

PROPERTY AND EQUIPMENT, at cost (Notes 2, 5 and 6):
  Land and improvements                                                             47,982         40,511
  Buildings and improvements                                                       605,586        527,856
  Furniture, fixtures and equipment                                                239,648        197,177
  Construction in progress                                                          63,078         78,946
                                                                                 ---------      ---------
                                                                                   956,294        844,490
  Less- Accumulated depreciation and amortization                                 (194,860)      (166,125)
                                                                                 ---------      ---------
                                                                                   761,434        678,365
  Property and equipment available for sale, net (Note 8)                             -            38,791
                                                                                 ---------      ---------
                                                                                   761,434        717,156
                                                                                 ---------      ---------

DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net (Notes 2, 4 and 5)                                                  45,809         30,841
                                                                                 ---------      ---------
                                                                                 $ 876,486      $ 816,733
                                                                                 =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     John Q. Hammons Hotels, L.P. (Note 1)

                          Consolidated Balance Sheets

                                (000's omitted)

                             LIABILITIES AND EQUITY
                             ----------------------

                                                                     Fiscal       Fiscal
                                                                      1998         1997
                                                                    Year-End     Year-End
                                                                    --------     --------
LIABILITIES:
  Current portion of long-term debt (Note 5)                        $ 42,256     $ 61,517
  Accounts payable, including construction payables of
   approximately $2,203 and $3,391, respectively                      13,141       11,232
  Accrued expenses-
     Payroll and related benefits                                      6,843        5,529
     Sales and property taxes                                          9,558        8,676
     Insurance (Notes 2 and 3)                                        10,061       11,242
     Interest                                                         12,540       12,603
     Utilities, franchise fees and other                               5,568        5,822
  Accrued dividends                                                    2,936            -
                                                                    --------     --------
          Total current liabilities                                  102,903      116,621

  Long-term debt (Note 5)                                            717,460      634,274
  Other obligations and deferred revenue (Note 2)                     10,883        7,900
                                                                    --------     --------
          Total liabilities                                          831,246      758,795
                                                                    --------     --------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY (Note 1):
  Contributed capital                                                 96,436       96,436
  Partners' and other deficits, net                                  (51,196)     (38,498)
                                                                    --------     --------
          Total equity                                                45,240       57,938
                                                                    --------     --------
                                                                    $876,486     $816,733
                                                                    ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     John Q. Hammons Hotels, L.P. (Note 1)

                     Consolidated Statements of Operations

                                (000's omitted)

                                                              Fiscal Year Ended
                                                      ----------------------------------
                                                        1998         1997         1996
                                                      --------     --------     --------
REVENUES:
  Rooms                                               $211,989     $195,296     $171,206
  Food and beverage                                     91,982       86,183       79,580
  Meeting room rental and other                         22,159       20,795       18,061
                                                      --------     --------     --------
          Total revenues                               326,130      302,274      268,847
                                                      --------     --------     --------
OPERATING EXPENSES (Notes 3, 4 and 6):
  Direct operating costs and expenses-
     Rooms                                              54,600       50,265       43,610
     Food and beverage                                  64,174       62,383       57,956
     Other                                               3,389        3,385        2,929
  General, administrative, sales and management
   service expenses                                     95,500       85,766       74,646
  Repairs and maintenance                               13,438       12,578       11,528
  Depreciation and amortization                         45,580       34,781       24,034
                                                      --------     --------     --------
          Total operating expenses                     276,681      249,158      214,703
                                                      --------     --------     --------

INCOME FROM OPERATIONS (Note 8)                         49,449       53,116       54,144

OTHER (INCOME) EXPENSE:
  Interest expense and amortization of deferred
   financing fees, net of $3,794, $1,279 and $2,103
   of interest income in 1998, 1997 and 1996,
   respectively (Note 2(e))                             57,286       44,325       35,620
  Gain on sales of property and equipment (Note 8)      (8,175)        -            -
                                                      --------     --------     --------

  Income before extraordinary item                         338        8,791       18,524

EXTRAORDINARY ITEM:
  Cost of early extinguishment of debt (Note 5)         (2,249)        -            -
                                                      --------     --------     --------
          Net income (loss) (Note 2(j))               $ (1,911)    $  8,791     $ 18,524
                                                      ========     ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     John Q. Hammons Hotels, L.P. (Note 1)

                  Consolidated Statements of Changes in Equity

                                (000's omitted)

                                                               Partners and
                                  Contributed Capital     Other Equity (Deficit)
                                  -------------------     ----------------------
                                  General     Limited     General        Limited
                                  Partner     Partner     Partner        Partner        Total
                                  -------     -------    --------       --------      --------
Balance, Year-End 1995            $96,436      $   -     $(85,373)      $ 23,082      $ 34,145
Distributions (Note 1(b))            -             -         (107)        (2,700)       (2,807)
Net income                           -             -        5,244         13,280        18,524
                                  -------    --------    --------       --------      --------

Balance, Year-End 1996             96,436          -      (80,236)        33,662        49,862
Distributions (Note 1(b))            -             -         (150)          (565)         (715)
Net income                           -             -        2,489          6,302         8,791
                                  -------    --------    --------       --------      --------

Balance, Year-End 1997             96,436          -      (77,897)        39,399        57,938
Distributions (Note 1(b))            -             -         (150)       (10,637)      (10,787)
Net loss                             -             -         (541)        (1,370)       (1,911)
                                  -------    --------    --------       --------      --------

Balance, Year-End 1998            $96,436      $   -     $(78,588)      $ 27,392      $ 45,240
                                  =======    ========    ========       ========      ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     John Q. Hammons Hotels, L.P. (Note 1)

                     Consolidated Statements of Cash Flows

                                (000's omitted)


                                                                                       Fiscal Year Ended
                                                                       ----------------------------------------------------
                                                                             1998              1997               1996
                                                                       ----------------   ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $  (1,911)         $   8,791          $  18,524
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities-
     Depreciation, amortization and loan cost amortization
                                                                              48,448             37,662             26,414
     Extraordinary item (Note 5)                                               2,249                  -                  -
     Gain on sales of property and equipment (Note 8)                         (8,175)                 -                  -
  Changes in certain assets and liabilities-
     Receivables                                                              (2,742)            (4,826)               999
     Inventories                                                                (112)              (187)                91
     Prepaid expenses and other                                                  297                542               (804)
     Accounts payable                                                          1,909            (18,745)            21,595
     Accrued expenses                                                            698              3,805              3,896
     Other obligations and deferred revenue                                    2,983                877              1,444
                                                                       ----------------   ----------------   --------------
          Net cash provided by operating activities                           43,644             27,919             72,159
                                                                       ----------------   ----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                                  (131,183)          (179,385)          (155,579)
  Proceeds from sales of property and equipment (Note 8)                      43,577                  -                  -
  Franchise fees and other                                                   (11,528)            (3,499)            (4,936)
  (Purchase) sale of marketable securities, net                                6,209            (10,387)            24,219
                                                                       ----------------   ----------------   --------------
          Net cash used in investing activities                              (92,925)          (193,271)          (136,296)
                                                                       ----------------   ----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees                                                         (2,521)            (3,069)            (1,433)
  Proceeds from borrowings                                                   260,771            186,684             76,239
  Repayments of debt                                                        (196,846)           (22,036)            (3,190)
  Distributions to partners, net                                              (7,851)              (715)            (2,807)
                                                                       ----------------   ----------------   --------------
          Net cash provided by financing activities                           53,553            160,864             68,809
                                                                       ----------------   ----------------   --------------
          Increase (decrease) in cash and equivalents                          4,272             (4,488)             4,672

CASH AND EQUIVALENTS, beginning of period                                     41,961             46,449             41,777
                                                                       ----------------   ----------------   --------------
CASH AND EQUIVALENTS, end of period                                        $  46,233          $  41,961          $  46,449
                                                                       ================   ================   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                         $  58,733          $  43,399          $  35,441
                                                                       ================   ================   ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Note receivable from sale of property and equipment (Note 8)
                                                                           $  11,900          $       -          $       -
                                                                       ================   ================   ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         John Q. Hammons Hotels, L.P.

                  Notes To Consolidated Financial Statements

                                (000's omitted)



(1)  Basis of Presentation-

   (a) Entity Matters--The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries (the Partnership), John Q. Hammons Hotels Finance Corporation, a corporation with nominal assets and no operations, the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities and certain wholly-owned subsidiaries which consist of certain hotel operations. As of fiscal year-end 1998, 1997 and 1996, the Partnership had forty-two, forty-five, and thirty-nine, respectively, hotels in operation of which twenty-eight in 1998, thirty-five in 1997 and thirty-two in 1996 operate under the Holiday Inn and Embassy Suites trade names. The Partnership's hotels are located in twenty states throughout the United States.

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

   (b) Partnership Matters--A summary of selected provisions of the Partnership agreement and other matters are as follows:

       General and Limited Partner; John Q. Hammons Hotels, Inc. was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering, Mr. Hammons contributed approximately $5 million in cash in exchange for 294,100 shares of Class B common stock (which represents approximately 72% of the voting control of the company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B common stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

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

       In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. Distributions for taxes approximated $10,637, $565 and $2,700 for the fiscal years ended 1998, 1997 and 1996, respectively.

       Additional Capital Contributions; In the event proceeds from the sale of the twenty hotel properties (or applicable replacement collateral) which secure the $300 million first mortgage notes (1994 notes) (Note 5) are insufficient to satisfy amounts due on the 1994 notes, Mr. Hammons and Hammons, Inc. (as general partners at the time the 1994 notes were secured) are severally obligated to contribute up to $135 million and $15 million, respectively, to satisfy amounts due, if any. In the event proceeds from the sale of the eight hotel properties (or applicable replacement collateral) which secure the $90 million first mortgage notes (1995 notes) (Note 5) are insufficient to satisfy amounts due on the 1995 notes, Mr. Hammons is obligated to contribute up to $45 million to satisfy amounts due, if any. In addition, with respect to the eleven hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

       Redemption of Limited Partner Interests; Subject to certain limitations, the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels, Inc.'s Class A common stock for each limited partner unit tendered or the then cash equivalent thereof.

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

   (b) Marketable Securities--Marketable securities consist of available-for-sale commercial paper and government agency obligations which mature or will be available for use in operations in 1999. These securities are valued at current market value, which approximates cost. Realized gains and losses in 1998 and 1997, determined using the specific identification method, were nominal.

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

       Costs directly related to commencing a hotel's operations are deferred until the hotel has opened. The preopening expense is amortized over one year using the straight-line method. Unamortized preopening costs were approximately $2,296 and $3,825 as of fiscal year-end 1998 and 1997, respectively (Note 2(o)).

       The components of deferred financing costs, franchise fees and other are summarized as follows:

                                                                                                  Fiscal Year-End
                                                                                              -----------------------
                                                                                                1998            1997
                                                                                              --------        -------
             Deferred financing costs                                                         $ 23,534        $24,025
             Franchise fees                                                                      6,412          4,716
             Less- Accumulated amortization                                                    (12,009)        (9,466)
                                                                                              --------        -------
                                                                                                17,937         19,275
             Note receivable, related to sale of hotel and a component of
              replacement collateral for 1994 and 1995 first mortgage notes (Note 8)            11,900            -
             Restricted cash deposits, interest bearing, related to sales of hotels and a component of replacement collateral for 1994 and 1995 first
              mortgage notes (Note 8)                                                            6,266            -
                                                                                                 7,017          7,397
             Deposits                                                                            2,689          4,169
                                                                                              --------        -------
             Preopening expenses and other, net                                               $ 45,809        $30,841
                                                                                              ========        =======



          In October 1997, the Partnership entered into an irrevocable stand-by letter of credit agreement with a bank for approximately $5.6 million. The letter of credit replaced the restricted cash deposit which was required by and maintained with an insurance carrier. In December 1998, the letter of credit amount was amended to approximately $2.2 million. The letter of credit expires in October 1999.

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

          Construction in progress includes primarily land, development and construction costs of certain hotel developments. Costs associated with hotel development construction in progress approximated $59 million in 1998 and $75 million in 1997, with the remainder representing refurbishments of operating hotels.

          The Partnership periodically reviews the carrying value of these assets and other long-lived assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Partnership believes no impairment exists at January 1, 1999.

          Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $6,163, $10,259 and $7,162 for the fiscal years ended 1998, 1997 and 1996, respectively. Construction in progress is recorded at the lower of cost or market. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

          The accompanying 1998 consolidated financial statements include the land costs for thirty-three of the operating hotel properties. Land for seven of the remaining nine operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Land for the remaining two operating hotel properties is leased by the Partnership from a related party over long-term leases. Rent expense for all land leases was $1,008, $464, and $450 for the fiscal years ended 1998, 1997 and 1996, respectively.

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

          Advertising expense for 1998, 1997 and 1996 was approximately $23,571, $21,405 and $17,373, respectively, of which approximately $797, $1,296, and $291, respectively, pertained to preopening advertising expenses of the hotels which opened in these respective years.

     (h) Pensions and Other Benefits--The Partnership contractually provides retirement benefits for certain union employees at two of its hotel properties under a union sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $70, $66, and $54 for the fiscal years ended 1998, 1997 and 1996, respectively.

          Effective January 1996, the Partnership implemented an employee savings plan (a 401(k) plan). The Partnership matches a percentage of an employee's contribution. The Partnership's matching contributions are funded currently. The cost of the matching program and administrative costs charged to income were approximately $591, $381 and $293 in 1998, 1997 and 1996, respectively. The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

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

      (j) Income Taxes--Prior to 1994, the entities and properties included in the accompanying consolidated financial statements consisted of a Partnership, S Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

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

     (m) Fiscal Year--The Partnership's fiscal year ends on the Friday nearest December 31 which includes 52 weeks in 1998 and 1997 and 53 weeks in 1996.

          The periods ended in the accompanying consolidated financial statements are summarized as follows:

                           Year                         Fiscal Year-End
                           ----                         ---------------
                           1998                         January 1, 1999
                           1997                         January 2, 1998
                           1996                         January 3, 1997

     (n) Reclassifications--Certain reclassifications have been reflected in 1997 and 1996 to conform with the current period presentation.

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

          Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a partnership for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a partnership. The Partnership adopted this statement in the fourth quarter of fiscal 1998 with no impact on the Partnership's reported consolidated financial position, results of operations, cash flows or related disclosures.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Partnership's current practice is to defer these expenses until a hotel has commenced operations, at which time the costs, other than advertising costs which are expensed upon opening, are amortized over a one-year period. The Partnership intends to adopt SOP 98-5 in the first quarter of fiscal 1999. Included in the accompanying 1998 consolidated balance sheet is approximately $2,296 of unamortized preopening expenses which would have been expensed had this pronouncement been effective as of January 1, 1999.

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.


(3)  Related Party Transactions-

     (a) Hotel Management Fees--In addition to managing the hotel properties included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons which included five properties at January 1, 1999. A management fee of approximately 3% of gross revenues (as defined) is paid to the Partnership by these hotels which aggregated approximately $715, $643 and $717 for the fiscal years ended 1998, 1997 and 1996, respectively.

     (b) Accounting and Administrative Services--The hotels have contracted for accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,388, $1,411, and $1,228 for the fiscal years ended 1998, 1997 and
          1996, respectively.

          In 1995, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 1999. Charges for these services provided by WHI will approximate $32 per year for each hotel property for the duration of the agreement.

      (c) Insurance Coverage--To supplement the Partnership's self-insurance programs, umbrella, property, auto, commercial liability and workers' compensation insurance is provided to the hotel properties under a blanket commercial policy purchased by John Q. Hammons Hotels, Inc. or WHI, covering hotel properties owned by the Partnership, Mr. Hammons, or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $2,158, $6,196 and $6,265 for the fiscal years ended 1998, 1997 and 1996, respectively. During fiscal 1998, the Partnership realized continued favorable trends in insurance expense as a result of experience and rate improvements and a favorable buyout of several prior self-insured years.

     (d) Allocation of Common Costs--The Partnership incurs certain hotel management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May of 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $145, $131, $150 for the fiscal years-ended 1998, 1997 and 1996, respectively. Management considers these allocations to be reasonable.

     (e) Transactions with Partners and Directors--At fiscal 1997 year-end, there were certain prepayments to a partner associated with the Partnership's estimated 1998 taxable income, which approximated $2,031 and are included as a component of construction reimbursements, shareholder and other receivables.

          In 1997, the Partnership reimbursed Mr. Hammons for development costs incurred on behalf of the Partnership, at approximate cost. These transactions amounted to approximately $7,251 (including debt assumed of $4,728). In addition to actual costs incurred, the 1997 reimbursement includes a return on capital employed by Mr. Hammons of approximately $120, calculated based on the Partnership's approximate incremental borrowing rate. During 1998, no such transactions occurred. Consistent with the Partnership's plans to suspend new development activity, in 1998 Mr. Hammons assumed approximately $0.3 million in costs incurred associated with new developments.

          During 1996, the Partnership entered into an agreement with a director relating to certain financial advisory services. The Partnership has recognized approximately $17, $180 and $188 in expense for the fiscal years ended 1998, 1997 and 1996 under this agreement.

     (f) Summary of Related Party Expenses--The following summarizes expenses reported as a result of activities with related parties:

                                                          Fiscal Year-End
                                                     --------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------
          Expenses included within general,
           administrative, sales and management
           service expenses:
            Accounting and administrative            $1,388    $1,411    $1,228
            Rental expenses (Note 6)                    800       465       520
            Financial advisory services from a
             director                                    17       180       188
                                                     ------    ------    ------
                                                     $2,205    $2,056    $1,936
                                                     ======    ======    ======

          Allocated insurance expense from the
           pooled coverage included within
           various operating categories              $2,158    $6,196    $6,265
                                                     ======    ======    ======

(4)  Franchise Agreements-

     As of year-end 1998 and 1997, thirty-six of the forty-two and forty-one of the forty-five, respectively, operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately four percent of gross room revenues, as defined. Franchise fees expensed under these contracts were $8,110, $7,165 and $6,250 for the fiscal years ended 1998, 1997 and 1996, respectively.

     As part of the franchise agreement, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1% to 3.5% of room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of sales expenses was approximately $7,083, $6,497 and $5,493 for the fiscal years ended 1998, 1997 and 1996, respectively.

(5)  Long-Term Debt-

     The components of long-term debt are summarized as follows:

                                                                          Fiscal Year-End
                                                                        --------------------
                                                                          1998        1997
                                                                        --------    --------
     First mortgage notes, interest at 8.875%, interest only payable
     February 15 and August 15, principal due February 15, 2004, secured by a first mortgage lien on twenty hotel properties (or applicable replacement collateral) and additional capital
     contributions of up to $150 million by Mr. Hammons and an
     entity under his control. (Note 1(b))                              $300,000    $300,000

     First mortgage notes, interest at 9.75%, interest only payable
     April 1 and October 1, principal due October 1, 2005, secured by a first mortgage lien on six hotel properties (or applicable replacement collateral) and a second mortgage lien on two
     hotel properties and additional capital contributions of up to
     $45 million by Mr. Hammons. (Note 1(b))                              90,000      90,000


                                                                           Fiscal Year-End
                                                                         --------------------
                                                                           1998        1997
                                                                         --------    --------
     Development Bonds, variable interest rate approximates 85%
     of the bond equivalent yield of thirteen week U.S. Treasury bills (not to exceed 12%) and fixed rates ranging from 7.125%
     to 9.00%, payable in scheduled installments through June
     2015, certain of the obligations are subject to optional
     prepayments by the bondholders, secured by certain hotel
     facilities, fixtures and an assignment of rents.                      14,443      36,063


     Mortgage notes payable to banks, insurance companies and a state retirement plan, variable interest rates at prime to LIBOR plus 3.25% with certain instruments subject to a ceiling rate and a floor rate, fixed rates ranging from 7.97% to 9.5%,
     payable in scheduled installments through April 2027, secured by certain hotel facilities, fixtures, assignment of rents, certain other real property controlled by Mr. Hammons, with certain instruments subject to cross-collateralization provisions and, with respect to approximately $334,005 of mortgage notes, a
     personal guarantee of Mr. Hammons.                                   344,369     261,071



     Other notes payable, various variable interest rates and fixed rates ranging from 6.8% to 8.1%, payable in scheduled
     installments through March 2003, secured by certain hotel
     improvements, furniture, fixtures and related equipment and, with respect to approximately $1,725 of notes, a personal
     guarantee of Mr. Hammons.                                             10,904       8,657
                                                                         --------    --------
                                                                          759,716     695,791
     Less-- current portion                                               (42,256)    (61,517)
                                                                         --------    --------
                                                                         $717,460    $634,274
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

In 1998, the Partnership paid off or refinanced approximately $133.0 million of long-term debt in 1998. In connection with these transactions, the Partnership incurred approximately $2.2 million in charges related to the early extinguishment of debt. These debt extinguishment charges have been reflected in the accompanying 1998 consolidated statement of operations as an extraordinary item.

     Scheduled maturities of long-term debt are summarized as follows:

                                                                  Year-End
          Year Ending                                               1998
          -----------                                             --------
          1999                                                    $ 42,256
          2000                                                       6,828
          2001                                                      19,844
          2002                                                      39,946
          2003                                                      23,533
          Thereafter                                               627,309
                                                                  --------
                                                                  $759,716
                                                                  ========

(6)  Commitments and Contingencies-

     (a) Operating Leases--The hotel properties lease certain equipment and land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these leases was approximately $2,715, $1,819 and $1,629 for the fiscal years ended 1998, 1997 and 1996, respectively, which has been included in general and management service expenses.

          Included in the accompanying consolidated financial statements are the operating results of trade centers located in Joplin, Missouri and Portland, Oregon. Both of the trade centers are owned by Mr. Hammons. The lease agreement for the Joplin trade center stipulates nominal rentals for each of the fiscal years ended 1998, 1997, 1996 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri from a partnership (of which Mr. Hammons is a partner) for annual payments of approximately $234 through December 2001. The Partnership has also entered into land leases with Mr. Hammons for two operating hotel properties. Subject to the Partnership exercising purchase options provided under these agreements, these leases extend through 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $270. Rent expense for these related party leases was approximately $800, $465 and $520 for the fiscal years ended 1998, 1997 and 1996, respectively.

          The minimum annual rental commitments for these noncancelable operating leases at January 1, 1999 are as follows:

               Fiscal Year
                 Ending             Mr. Hammons     Other      Total
               -----------          -----------    -------    -------
                  1999                $   553      $ 1,442    $ 1,995
                  2000                    570        1,195      1,765
                  2001                    570          839      1,409
                  2002                    570          640      1,210
                  2003                    570          574      1,144
                  Thereafter           10,805       40,200     51,005
                                      -------      -------    -------
                                      $13,638      $44,890    $58,528
                                      =======      =======    =======

     (b) Hotel Development--In 1999 and early 2000, the Partnership plans to complete construction and open six new hotels. The total estimated aggregate development and construction costs for these hotels are expected to exceed $197 million.

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


(7)  Fair Value of Financial Instruments-

     The fair values of marketable securities, and long-term debt approximate their historical carrying amounts except with respect to the 1994 and 1995 notes for which fair market value was approximately $408 million and $404 million at 1998 and 1997, respectively. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.


(8)  Sales of Property and Equipment-

     On February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a gain of approximately $0.2 million. The net book value of the hotels' property and equipment at the time of the sale was approximately $38.6 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes (Note 5). Under the terms of these indentures, the Partnership provided replacement collateral in accordance with the indenture provisions.

     On December 31, 1998, the Partnership completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. The net book value of the hotel's property and equipment at the time of the sale was approximately $8.0 million. In addition to cash received upon closing, the sales price included a note receivable for $11.9 million, 8.0% interest, due in 1999. The note receivable is secured by the hotel and a personal guarantee by a shareholder of the buyer. This hotel served as collateral under the 1994 first mortgage notes (Note 5). Under the terms of this indenture, the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Partnership intends to provide replacement collateral in accordance with the indenture provisions.

Summary unaudited operating results for the seven hotels for each of the three years ended 1998, 1997, and 1996 are as follows:

                                               1998      1997       1996
                                              ------    -------    -------
Revenues                                      $9,716    $35,673    $36,637
                                              ======    =======    =======

Income from operations, including
 depreciation and amortization of $861,
 $3,101, and $2,971, respectively             $1,250    $ 5,122    $ 4,722
                                              ======    =======    =======

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 31st day of March, 1999.


                                  JOHN Q. HAMMONS HOTELS, L.P.

                                  By:  John Q. Hammons Hotels, Inc.,
                                    its general partner


                                  By: /s/ John Q. Hammons
                                     ------------------------
                                    John Q. Hammons
                                    Chairman and Founder


                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION



                                  By: /s/ John Q. Hammons
                                      -----------------------
                                    John Q. Hammons
                                    Chairman and Founder

                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION II


                                  By: /s/ John Q. Hammons
                                      -----------------------
                                    John Q. Hammons
                                    Chairman and Founder

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation, and John Q Hammons Hotels Finance Corporation II, on March 31st, 1999.

           Signatures                                                       Title
---------------------------------  ---------------------------------------------------------------------------------------
/s/ John Q. Hammons                Chairman and Founder of John Q. Hammons Hotels, Inc., John Q. Hammons Hotels Finance
---------------------------------  Corporation and John Q. Hammons Finance Corporation II (Principal Executive Officer)
John Q. Hammons

/s/ Kenneth J. Weber               Director, Chief Financial Officer of John Q. Hammons Hotels, Inc.  [John Q. Hammons
---------------------------------  Hotels Financial Corporation and John Q. Hammons Finance Corporation II] (Principal
Kenneth J. Weber                   Financial and Accounting Officer)

/s/ Jacqueline A. Dowdy            Director, Secretary of John Q. Hammons Hotels, Inc., John Q. Hammons Hotels Finance
---------------------------------  Corporation and John Q. Hammons Finance Corporation II
Jacqueline A. Dowdy

/s/ William J. Hart                Director of John Q. Hammons Hotels, Inc.
---------------------------------
William J. Hart

/s/ Daniel L. Earley               Director of John Q. Hammons Hotels, Inc.
---------------------------------
Daniel L. Earley

/s/ James F. Moore                 Director of John Q. Hammons Hotels, Inc.
---------------------------------
James F. Moore

/s/ John E. Lopez-Ona              Director of John Q. Hammons Hotels, Inc.
---------------------------------
John E. Lopez-Ona

                                 EXHIBIT INDEX


 No.       Title                                                                                                    Page
------     -----------------------------------------------------------------------------------------  ------------------
     *3.1  Second Amended and Restated Agreement of Limited Partnership of the Company (the
           "Partnership Agreement")
      3.2  Amendment No. 1 to Partnership Agreement (incorporated by reference to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)
    **3.3  Amendment No. 2 to Partnership Agreement
  ****3.4  Certificate of Limited Partnership of the Company filed with the Secretary of State of the State of Delaware
     *3.5  Restated Certificate of Incorporation of the General Partner
   ***3.6  Certificate of Incorporation of John Q. Hammons Hotels Finance Corporation II
   **10.1  1994 Note Indenture
   **10.2  1995 Note Indenture
   **10.3  Embassy Suites License Agreement
   **10.4  Form of Option Purchase Agreement
    *10.5  Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc.
           and Service Employee's International Union
  ***10.6  Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union
           Local 49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/95 to 5/31/98
    *10.7  Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated
           by John Q. Hammons or JQH Controlled Companies
     10.8  Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of
           May 1,1995 as amended on October 31, 1997.
 ***10.9a  John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
 ***10.9b  John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
 ***10.9c  John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
 ***10.9d  John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
   *10.10  Triple Net Lease
   *10.11  Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
    10.13  Employment Agreement between John Q. Hammons Hotels, Inc. and Kenneth J. Weber dated as of April 27, 1998.
 ***10.14  Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. -
           (Chateau on the Lake, Branson, Missouri)
 ***10.15  Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. -
           (Little Rock, Arkansas)
   *10.16  Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
   *10.17  Agreement of Limited Partnership of John Q. Hammons Hotels, L.P. Two
   *10.18  1994 Stock Option Plan
****10.19  Agreement of Limited Partnership of John Q. Hammons Hotel--Montgomery L.P.
    10.20  1999 Non-Employee Director Stock and Stock Option Plan of the General Partner
     12.1  Computations of Ratio of Earnings to Fixed Charges of the Company
     27    Financial Data Schedule

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