Form 10-Q
period 1999-04-02
HAMMONS JOHN Q HOTELS LP
filed 1999-05-17
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                         JOHN Q. HAMMONS HOTELS, L.P.
                  JOHN Q. HAMMONS HOTELS FINANCE CORPORATION
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II
          (Exact name of registrants as specified in their charters)

                DELAWARE                                   43-1523951
                MISSOURI                                   43-1680322
                MISSOURI                                   43-1720400
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
            or organization)


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
                                (000's omitted)

                                    ASSETS

                                                                              APRIL 2, 1999             January 1,1999
                                                                              ---------------          -----------------
                                                                               (UNAUDITED)                 (AUDITED)
CURRENT ASSETS
CASH AND EQUIVALENTS                                                               $  30,853                  $  46,233
MARKETABLE SECURITIES                                                                  8,119                      6,533
RECEIVABLES
     Trade, less allowance for doubtful accounts of $206                               8,923                      8,852
     Construction reimbursements, shareholder and other                                5,277                      5,269
     Management fees                                                                      71                         62

INVENTORIES                                                                            1,179                      1,205
PREPAID EXPENSES AND OTHER                                                             1,012                      1,089
                                                                                   ---------                  ---------
     Total Current Assets                                                             55,434                     69,243

PROPERTY AND EQUIPMENT, at cost
     Land and improvements                                                            47,987                     47,982
     Buildings and improvements                                                      605,901                    605,586
     Furniture, fixture and equipment                                                240,855                    239,648
     Construction in progress                                                         86,800                     63,078
                                                                                   ---------                  ---------
                                                                                     981,543                    956,294
     Less-accumulated depreciation and amortization                                 (205,611)                  (194,860)
                                                                                   ---------                  ---------
                                                                                     775,932                    761,434

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                               45,093                     45,809
                                                                                   ---------                  ---------
                                                                                   $ 876,459                  $ 876,486
                                                                                   =========                  =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                            LIABILITIES AND EQUITY

                                                                    APRIL 2, 1999                  JANUARY 1,1999
                                                                    -------------                 ---------------
                                                                     (UNAUDITED)                     (AUDITED)
CURRENT LIABILITIES
Current portion of long-term debt                                         $ 30,570                      $ 42,256
Accounts payable                                                             4,169                        13,141
Accrued expenses
          Payroll and related benefits                                       5,615                         6,843
          Sales and property taxes                                          10,792                         9,558
          Insurance                                                          9,629                        10,061
          Interest                                                           3,684                        12,540
          Utilities, franchise fees and other                                6,867                         5,568
Accrued dividends                                                                -                         2,936
                                                                          --------                      --------
               Total current liabilities                                    71,326                       102,903
Long-term debt                                                             755,741                       717,460
Other obligations and deferred revenue                                       7,933                        10,883
                                                                          --------                      --------
               Total liabilities                                           835,000                       831,246
                                                                          --------                      --------
EQUITY
          Contributed capital                                               96,436                        96,436
          Partners' and other deficits, net                                (54,977)                      (51,196)
                                                                          --------                      --------
               Total equity                                                 41,459                        45,240
                                                                          --------                      --------
                                                                          $876,459                      $876,486
                                                                          ========                      ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (000's omitted)

                                                                                       Three Months Ended
                                                                                      --------------------
                                                                                April 2, 1999           April 3, 1998
                                                                               ---------------         ---------------
                                                                                 (Unaudited)              (Unaudited)
REVENUES:
   Rooms                                                                              $ 54,255              $ 51,278
   Food and beverage                                                                    23,305                21,938
   Meeting room rental and other                                                         6,035                 5,736
                                                                                      --------              --------
        Total revenues                                                                  83,595                78,952
OPERATING EXPENSES:
   Direct operating costs and expenses
        Rooms                                                                           13,757                13,195
        Food and beverage                                                               16,314                15,451
        Other                                                                              864                   876
   General, administrative and sales expenses                                           24,738                23,984
   Repairs and maintenance                                                               3,533                 3,237
   Depreciation and amortization                                                        10,695                11,077
                                                                                      --------              --------
        Total operating expenses                                                        69,901                67,820
                                                                                      --------              --------
INCOME FROM OPERATIONS                                                                  13,694                11,132

OTHER INCOME (EXPENSE)
   Gain on property disposition                                                              -                   238
   Interest income                                                                         842                   888
   Interest expense and amortization of deferred financing fees                        (15,801)              (14,457)
                                                                                      --------              --------
LOSS BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                                              (1,265)               (2,199)
Extraordinary item;  Cost of extinguishment of debt                                       (125)               (1,117)
                                                                                      --------              --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                                (1,390)               (3,316)
Cumulative effect of change in accounting principle, net                                (1,819)                   --
                                                                                      --------              --------
NET LOSS                                                                              $ (3,209)             $ (3,316)
                                                                                      ========              ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                                                                    PARTNERS' AND OTHER
                                                                                    -------------------
                                              CONTRIBUTED CAPITAL                     EQUITY (DEFICIT)
                                              -------------------                     ----------------
                                                    General                 General        Limited           Total
                                                    -------                 -------        -------           -----
                                                    Partner                 Partner        Partner
                                                    -------                 -------        --------
BALANCE, January 1, 1999 (audited)                  $96,436                $(78,588)       $27,392         $45,240
Distributions                                             -                     (30)             -             (30)
Distributions to Partner to purchase
 treasury stock                                           -                    (542)             -            (542)

Net loss                                                  -                    (908)        (2,301)         (3,209)
                                                    -------                --------        -------         -------
BALANCE, April 2, 1999 (unaudited)                  $96,436                $(80,068)       $25,091         $41,459
                                                    =======                ========        =======         =======

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                                                THREE MONTHS ENDED
                                                                            -------------------------------------------------------

                                                                                   APRIL 2, 1999                 APRIL 3, 1998
                                                                              ------------------------      ------------------------
                                                                                    (UNAUDITED)                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (3,209)                     $ (3,316)
Adjustment to reconcile net loss to cash provided by
      operating activities -
      Depreciation, amortization and loan cost amortization                                    11,287                        11,604
      Extraordinary item                                                                          125                         1,117
      Cumulative effect of change in accounting principle                                       1,819                             -
      Gain on sale of property and equipment                                                        -                          (238)
Changes in certain assets and liabilities
      Receivables                                                                                 (88)                       (1,701)
      Inventories                                                                                  26                            38
      Prepaid expenses and other                                                                   77                           368
      Accounts payable                                                                         (8,972)                       (3,367)
      Accrued expenses                                                                         (7,983)                      (10,128)
      Other obligations and deferred revenue                                                   (2,950)                          876
                                                                                             --------                      --------
                     Net cash used in operating activities                                     (9,868)                       (4,747)
                                                                                             --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                                     (25,139)                      (27,587)
      Proceeds from sales of property and equipment                                                 -                        39,387
      Franchise fees and other                                                                 (1,874)                      (31,797)
      (Purchase) sale of marketable securities, net                                            (1,586)                        2,593
                                                                                             --------                      --------
                     Net cash used in investing activities                                    (28,599)                      (17,404)
                                                                                             --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                                 40,146                        96,961
      Repayments of debt                                                                      (13,551)                      (83,571)
      Distributions to partners                                                                (2,966)                          (30)
      Distributions to Partner to purchase treasury stock                                        (542)                            -
                                                                                             --------                      --------
                     Net cash provided by financing activities                                 23,087                        13,360
                                                                                             --------                      --------

Decrease in cash and equivalents                                                              (15,380)                       (8,791)
CASH AND EQUIVALENTS, beginning of period                                                      46,233                        41,961
                                                                                             --------                      --------
CASH AND EQUIVALENTS, end of period                                                          $ 30,853                      $ 33,170
                                                                                             ========                      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                           $ 24,056                      $ 22,821
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

2.  GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended January 1, 1999, which included financial statements for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997.

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

During the first quarter of 1999, the Partnership provided $0.5 million in distributions to John Q. Hammons Hotels, Inc. for the purchase of treasury stock.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants released Statement of Position "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Partnership's past practice was to defer these expenses until a hotel had commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Partnership adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of $1.8 million were charged to expense.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption in this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.  PROPERTY DISPOSITIONS

Effective February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Partnership provided replacement collateral of equivalent value.

On December 31, 1998, the Partnership completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. In addition to cash received upon closing, the sales price included a note receivable for $11.9 million, bearing 8.0% interest, due in 1999. The note receivable is secured by the hotel and a personal guarantee by a shareholder of the buyer. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Partnership intends to provide replacement collateral in accordance with the indenture provisions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership announced on September 11, 1998, that it was ceasing new development activity, except for the hotels under construction. At the end of the 1999 Quarter, the Partnership had six hotels under construction: Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza Hotel, Coral Springs, Florida; Marriott Renaissance Hotel at the Charlotte, North Carolina airport; Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport; Renaissance Hotel in Oklahoma City, Oklahoma and Embassy Suites Hotel in Charleston, South Carolina. On April 15, 1999, the Partnership opened the Mesquite Hampton Inn and Suites Hotel. The Partnership opened the Coral Springs Radisson Plaza Hotel on May 1, 1999.

The Partnership's development activity limits its ability to grow net income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership expects that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

RESULTS OF OPERATIONS. The following discussion and analysis addresses results of operations for the three month periods ended April 2, 1999 (the "1999 Quarter") and April 3, 1998 (the "1998 Quarter").

For the 1999 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.4 million, a 9.9% increase over the 1998 Quarter EBITDA of $22.2 million. The Mature Hotels' EBITDA was $20.1 million in the 1999 Quarter, up 9.8% from $18.3 million in the 1998 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 27.3% in the 1999 Quarter from 29.1% in the 1998 Quarter. The New Hotels' EBITDA for the 1999 Quarter was $2.3 million compared to $2.5 million in the 1998 Quarter. In the 1999 Quarter, the Partnership had four New Hotels, compared to seven New Hotels in the 1998 Quarter. The 1999 Quarter results also include $0.8 million in preopening expenses related to the six hotels under construction. In prior years that amount would have been amortized over twelve months, rather than being expensed as incurred.

Total revenues for the 1999 Quarter were $83.6 million, an increase of $4.6 million, or 5.9%, compared to the 1998 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotels opened during the last half of fiscal 1998. The Partnership's Mature Hotels generated total revenues of $73.6 million in the 1999 Quarter, an increase of $8.2 million, or 12.2%, compared to the 1998 Quarter. The Partnership's four New Hotels generated total revenues of $9.6 million during the 1999 Quarter compared to $13.2 million from the seven New Hotels in the 1998 Quarter.

Rooms revenues increased $3.0 million, or 5.8%, from the 1998 Quarter, and remained consistent as a percentage of total revenues at 64.9%. The dollar increase was primarily due to increased rooms revenues from the Mature Hotels, and an increase in the Partnership's average room rate to $95.02, a 5.3% increase compared to the 1998 Quarter average room rate of $90.20. In comparison, the average room rate for the hotel industry was $81.88 in the 1999 Quarter, up 3.7% from the 1998 Quarter. The increased average room rate was partially offset by a 0.4 percentage point decrease in Partnership's occupancy for the 1999 Quarter to 61.0%. Occupancy for the hotel industry was 59.4%, down
0.7 percentage points from the 1998 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $57.94 in the 1999 Quarter, up 4.6% from $55.37 in the 1998 Quarter. RevPAR for the hotel industry was $48.64, up 3.4% from the 1998 Quarter.

Food and beverage revenues increased $1.4 million, or 6.2%, compared to the 1998 Quarter, and increased slightly as a percentage of total revenues, to 27.9%, from 27.8%.

Meeting room rental and other revenues increased $0.3 million, or 5.2%, from the 1998 Quarter, but decreased slightly as a percentage of revenues, to 7.2% from 7.3%.

Rooms operating expenses increased $0.6 million, or 4.3%, compared to the 1998 Quarter, but decreased as a percentage of rooms revenues, to 25.4% compared to 25.7%. The dollar increase relates primarily to expenses for New Hotels.

Food and beverage operating expenses increased $0.9 million, or 5.6%, compared to the 1998 Quarter, but decreased as a percentage of food and beverage revenues, to 70.0% from 70.4%. The dollar increase was attributable to expenses associated with food and beverage services at the New Hotels.

Other operating expenses remained stable compared to the 1998 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 14.3% from 15.3% in the same period of the prior year.

General, administrative and sales expenses increased $0.8 million, or 3.1%, over the 1998 Quarter, but decreased as a percentage of revenues to 29.6% from 30.4%. The dollar increase was primarily attributable to expenses associated with the hotels under construction, and included $0.6 million of preopening expenses related to those hotels.

Repairs and maintenance expenses increased $0.3 million, or 9.1%, compared to the 1998 Quarter and increased slightly as a percentage of revenues, to 4.2%, from 4.1% in the 1998 Quarter.

Depreciation and amortization expenses decreased $0.4 million, or 3.5%, compared to the 1998 Quarter, and decreased as a percentage of revenues to 12.8% from 14.0%. The depreciation and amortization decrease is primarily attributable to the change in accounting principle for preopening costs. In the 1998 Quarter, the Partnership amortized preopening costs which are now required to be expensed as incurred rather than amortized over twelve months.

Income from operations increased $2.6 million, or 23.0%, compared to the 1998 Quarter, and increased significantly as a percentage of revenues, to 16.4% from 14.1% in the 1998 Quarter. The Partnership has stabilized its expenditure levels while achieving revenue increases.

Interest income remained stable from the 1998 Quarter, as the Partnership reinvested cash from the sale of hotels, as described above.

Interest expense and amortization of deferred financing fees increased $1.3 million, or 9.3%, from the 1998 Quarter, and increased as a percentage of total revenues to 18.9% from 18.3%. These increased costs related to interest expense for the New Hotels, and can be expected to continue to rise as the Partnership completes its hotels under construction.

Loss before extraordinary item and cumulative effect of change in accounting principle was $1.3 million in the 1999 Quarter, compared to $2.2 million in the 1998 Quarter. The decrease in the loss was primarily attributable to the Partnership's ability to hold costs stable while increasing revenues.

Net loss for the 1999 Quarter was $3.2 million compared to a $3.3 million net loss in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES. In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and new hotel development, to make partnership distributions to fund some of the taxes associated with income allocable to the partners and to enable the General Partner to purchase treasury stock.

At April 2, 1999, the Partnership had $30.9 million of cash and equivalents and $8.1 million of marketable securities, compared to $46.2 million and $6.5 million, respectively, at the end of 1998. As of April 2, 1999, the Partnership also had $6.7 million of restricted cash and an $11.9 million note receivable which is available for replacement collateral for the hotel sold December 31, 1998. The remaining amounts of cash and equivalents are available for completion of hotels under construction and other working capital requirements of the Partnership.

Net cash used in operating activities was $9.9 million for the 1999 Quarter compared to $4.8 million for the 1998 Quarter. The Partnership used more cash in the 1999 Quarter as it reduced its level of current liabilities.

At April 2, 1999, total debt was $786.3 million compared with $759.7 million at the end of 1998. The increase is attributable to the six hotels under construction. The current portion of long-term debt was $30.6 million, compared with $42.3 million at the end of 1998 due to the refinancing of the Topeka Capitol Plaza Hotel. The Partnership incurred net capital expenditures of approximately $25.1 million during the 1999 Quarter and $27.6 million during the 1998 Quarter. Of the $25.1 million incurred during the 1999 Quarter, approximately $1.6 million was for capital improvements on existing hotel properties and approximately $23.5 million was for development of new hotels. During the remainder of 1999, the Partnership expects capital expenditures to total approximately $122.9 million, including approximately $13.9 million for capital improvements on existing hotels and approximately $109.0 million for continued new hotel development.

At the end of the 1999 Quarter, the Partnership had six hotels under construction. The Partnership estimates the remaining building costs of these hotels will require additional capital expenditures of approximately $109.0 million during 1999 and 2000. Construction in progress at April 2, 1999 included $86.8 million expended for these projects and other hotel refurbishment. The Partnership has received loans and loan commitments for six projects under construction in the amount of $143.0 million, with $97.0 million available, and expects the remaining 1999 capital requirements to be funded by cash, operating income and refinancing of certain existing hotels. Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Partnership anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvements.

NOTE: In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Partnership believes," "the Partnership plans," "the Partnership intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors or the Partnership's inability to obtain permanent financing for New Hotels on terms similar to those available in the past.

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

The Partnership has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Partnership does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Year 2000 compliant.

CORPORATE SYSTEMS

Computer hardware and software systems were tested for Y2K compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced other than the timekeeping software, which will be replaced during the third quarter of 1999.

HOTEL SYSTEMS

Testing of Partnership owned computer hardware and software was started during the first quarter of 1998. All software systems and ninety percent of all hardware systems have been tested and those systems deemed not Y2K compliant have been identified and have either been replaced at this time or are scheduled for replacement during the second quarter of 1999. Most non-compliant software is being replaced with Y2K compliant upgrades at no expense to the Partnership.

Promus Hotels, Inc. uses the HMS Property Management System. This system is not Y2K compliant and is scheduled for replacement at all non-compliant hotels during the second quarter of 1999. Radisson Hotels and some Partnership hotels use the Fidelio Property Management System. This software is Y2K compliant, and the operating system on the file servers will be compliant with the installation of software patches at no expense to the Partnership. These systems are scheduled for upgrade in the year 2000 independent of the Y2K situation.

EMBEDDED SYSTEMS

Non-Critical-Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Y2K compliant. Those failing the Y2K testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Y2K compliant.

Critical-Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Partnership has completed 95% of the testing and evaluation of these systems. Systems requiring modifications to be Y2K compliant will be upgraded during the second quarter of 1999.

VENDOR COMPLIANCE CERTIFICATIONS

Requests for Y2K compliance have been sent to those vendors and utility suppliers which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership 's offices.

COMPLIANCE TESTING

Information Technology

The Partnership has received Y2K compliance certifications from the majority of its property management system vendors. All certifications are expected to be on file by the end of the second quarter 1999. The Partnership has received Y2K compliance testing software from its property management system vendors and completed those tests during the fourth quarter of 1998.

The Partnership will monitor all systems currently in place as well as Y2K upgrades installed during the first half of 1999 to insure Y2K integrity throughout the year 2000.

Embedded Systems

The Partnership has received Y2K compliance certifications from the majority of its vendors. All certifications are expected to be on file by the end of the second quarter, 1999. The Partnership or its authorized vendors began conducting Y2K compliance field testing during the fourth quarter of 1998 and will continue testing throughout 1999.

The Partnership will monitor all systems currently in place and those Y2K upgrades that will be installed during the first half of 1999, to insure Y2K integrity throughout the year 2000.


COST OF IMPLEMENTATION

Total expenses directly attributed to Y2K compliance for the corporate office were less than $75,000 through the end of the first quarter of 1999. The Partnership also has allocated approximately $50,000 to date for upgrades necessary to meet Y2K compliance the Promus Hotels. Remaining expenditures for hardware and software were for scheduled upgrades not attributable to Y2K compliance.

FUTURE COSTS

Hotels operating under the Bass Hotels & Resorts flag (eighteen hotels) will incur minimal costs to replace some computer systems. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Y2K compliant hardware from other hotels that are receiving technology-driven upgrades.

Hotels operating under the Promus Hotels flag (sixteen hotels) will receive new hardware and software as part of a technology and Y2K compliant upgrade. The estimated cost for this upgrade is approximately $625,000, including approximately $50,000 spent to date as described above.

The balance of the Partnership 's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Y2K compliance issues.

CONTINGENCY PLANS

Information Technology

Hardware-A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Y2K compliance testing. These systems are scheduled for replacement during the first half of 1999. Failure to replace these systems will not materially impact the operation of the Partnership or its hotels.

Software-Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known, non-compliant software systems will be replaced during the first half of 1999, no material impact to the operation of the Partnership is expected.

Embedded Systems

Contingency plans will be finalized during the second quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Y2K issue.



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

  SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE 1994 AND 1995 COLLATERAL
                                     HOTELS

The following tables set forth, as of April 2, 1999, unaudited selected financial information with respect to the seventeen hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the 1994 and 1995 Note Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                           Trailing 12 Months Ended April 2, 1999
                                                           ----------------------------------------
                                                   1994             1995                                Total
                                                Collateral       Collateral       Management         Restricted
                                                  Hotels           Hotels         Operations            Group
                                                  ------           ------         ----------            -----
                                                (Dollars in thousands, except operating data)
     Statement of Operations Data:
     Operating Revenues                          $140,744          $54,777          $7,172      (a)    $202,693
     Operating Expenses:
       Direct operating costs and  expenses        52,245           20,645              --               72,890

     General, administrative, sales and
       management expenses(b)                      39,070           17,945            (502)     (c)      56,513
     Repairs and maintenance                        5,499            1,484              --                6,983
     Depreciation and amortization                 11,985            5,231             420               17,636
                                                 --------          -------          ------             --------
       Total operating expenses                   108,799           45,305             (82)             154,022
                                                 --------          -------          ------             --------
     Income from operations:                     $ 31,945          $ 9,472          $7,254             $ 48,671
                                                 ========          =======          ======             ========
Operating Data:
   Occupancy                                         66.3%            61.5%
   Average Daily Room Rate                       $  88.71          $ 80.42
   RevPAR                                        $  57.63          $ 49.49

                                                               12 Months Ended January 1, 1999
                                                              ---------------------------------
                                          1994               1995                               Total
                                       Collateral         Collateral        Management        Restricted
                                         Hotels             Hotels          Operations          Group
                                         ------             ------          ----------          -----
Statement of Operations Data:
Operating Revenues                       $139,721           $57,528         6,783   (a)        $204,032

Operating Expenses:

Direct operating costs and expenses        51,997            21,611                 --           73,608

General Administrative,  Sales
 and Mgmt expenses  (b)                    39,292            18,617               (917) (c)      56,992
 Repairs and Maintenance                    5,448             1,549                 --            6,997

 Depreciation and Amortization             11,922             5,402                412           17,736
                                         --------           -------             ------         --------
      Total Operating Expense             108,659            47,179               (505)         155,333
                                         --------           -------             ------         --------
Income from Operations                   $ 31,062           $10,349             $7,288         $ 48,699
                                         ========           =======             ======         ========
Operating Data:

   Occupancy                                 66.0%             61.6%

   Average Daily Room Rate               $  87.51           $ 80.16

   RevPAR                                $  56.70           $ 49.34

     (a) Represents management revenues derived from the Owned Hotels owned by L.P. Two and the Managed Hotels.

     (b) General administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective and 1995 Collateral Hotels.

     (c) General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of April 2, 1999:

                                                      EXPECTED MATURITY DATE
                                                           (in millions)
                                                                                                  Fair
                                                                                 There-           Value
                                          1999    2000    2001    2002    2003   After    Total    (d)
Long-Term Debt                      (a)

 $300 Million 1/st/ Mortgage Notes       $   -   $   -   $   -   $   -   $   -     $300    $300    $313

    Average interest rate           (b)    8.9%    8.9%    8.9%    8.9%    8.9%     8.9%    8.9%

 $90 Million 1/st/ Mortgage Notes        $   -   $   -   $   -   $   -   $   -     $ 90    $ 90    $ 94
    Average interest rate           (b)    9.8%    9.8%    9.8%    9.8%    9.8%     9.8%    9.8%

 Other fixed-rate debt obligations       $  29   $   6   $  13   $  30   $  23     $230    $331    $331
    Average interest rate           (b)    8.7%    8.4%    8.2%    8.8%    8.6%     8.6%    8.6%

 Other variable-rate debt                $   1   $   1   $  15   $  11   $   9     $ 28    $ 65    $ 65
  obligations
    Average interest rate           (c)    8.0%    8.0%    8.0%    8.0%    8.0%     8.0%    8.0%

     (a)  Includes amounts reflected as long-term debt due within one year.

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 2, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (d) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1/st/ Mortgage Notes and the $90 million 1/st/ Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.


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

                JOHN Q. HAMMONS HOTELS, L.P.

                By:   John Q. Hammons Hotels, Inc.
                    its General Partner

                    By:  /s/  John Q. Hammons
                         --------------------------
                         John Q. Hammons, Chairman,
                         Founder, and Chief Executive Officer


                    By:  /s/  Kenneth J. Weber
                         --------------------------
                         Kenneth J. Weber, Chief Financial
                         Officer and Executive Vice President

                JOHN Q. HAMMONS HOTELS FINANCE CORPORATION

                By: /s/  John Q. Hammons
                    -------------------------------
                    John Q. Hammons, Chairman,
                    Founder, and Chief Executive Officer

                By: /s/  Kenneth J. Weber
                    -------------------------------
                    Kenneth J. Weber, Chief Financial Officer
                    and Executive Vice President

                JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II

                By: /s/  John Q. Hammons
                    -------------------------------
                    John Q. Hammons, Chairman,
                    Founder, and Chief Executive Officer

                By: /s/  Kenneth J. Weber
                    -------------------------------
                    Kenneth J. Weber, Chief Financial Officer
                    and Executive Vice President


Dated: May 17, 1999

                                 EXHIBIT INDEX


Exhibit No.          Exhibit
------------         -------

27                   Financial Data Schedule