Form 10-Q
period 1999-07-02
HAMMONS JOHN Q HOTELS LP
filed 1999-08-16
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1999

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR
-     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                (000's omitted)

                                    ASSETS

                                               July 2, 1999     January 1, 1999
                                               ------------     ---------------
                                                (Unaudited)        (Audited)

ASSETS:
  Cash and equivalents                           $   43,325          $   46,233

  Marketable Securities                              10,894               6,533

  Receivables:
    Trade, less allowance for doubtful
      accounts of $206                                9,593               8,852
    Construction reimbursements and other             3,234               5,269
    Management fees                                      96                  62

  Inventories                                         1,094               1,205

  Prepaid Expenses and Other                            749               1,089
                                                 ----------          ----------
    Total current assets                             68,985              69,243

PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                              48,774              47,982
  Buildings and improvements                        623,716             605,586
  Furniture, fixture and equipment                  250,891             239,648
  Construction in progress                           86,417              63,078
                                                 ----------          ----------
                                                  1,009,798             956,294

  Less-accumulated depreciation and
    amortization                                   (212,447)           (194,860)
                                                 ----------          ----------
                                                    797,351             761,434

RESTRICTED CASH  AND RECEIVABLE FROM
  PROPERTY DISPOSITIONS                              25,232              18,166

DEFERRED FINANCING COSTS, FRANCHISE
  FEES AND OTHER, net                                26,822              27,643
                                                 ----------          ----------
TOTAL ASSETS                                     $  918,390          $  876,486
                                                 ==========          ==========

                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)
                             LIABILITIES AND EQUITY


                                                                                 July 2, 1999            January 1, 1999
                                                                              ----------------        -------------------
                                                                                 (Unaudited)                (Audited)

LIABILITIES:
Current portion of long-term debt                                                 $ 39,650                   $ 42,256
Accounts payable                                                                     3,727                     13,141
Accrued expenses:
    Payroll and related benefits                                                     8,068                      6,843
    Sales and property taxes                                                        12,583                      9,558
    Insurance                                                                        9,242                     10,061
    Interest                                                                        12,471                     12,540
    Utilities, franchise fees and other                                              7,497                      5,568
    Accrued dividends                                                                    -                      2,936
                                                                                  --------                   --------
        Total current liabilities                                                   93,238                    102,903

Long-term debt                                                                     769,736                    717,460
Other obligations and deferred revenue                                              10,853                     10,883
                                                                                  --------                   --------
        Total liabilities                                                          873,827                    831,246
                                                                                  --------                   --------

EQUITY:
    Contributed capital                                                             96,436                     96,436
    Partners' and other deficits, net                                              (51,873)                   (51,196)
                                                                                  --------                   --------
        Total equity                                                                44,563                     45,240
                                                                                  --------                   --------
TOTAL LIABILITIES AND EQUITY                                                      $918,390                   $876,486
                                                                                  ========                   ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's omitted)



                                                                         Three Months Ended                 Six Months Ended
                                                                   ------------------------------    ------------------------------
                                                                   July 2, 1999     July 3, 1998     July 2, 1999     July 3, 1998
                                                                   -------------    -------------    -------------    -------------
                                                                            (Unaudited)                       (Unaudited)

REVENUES:
  Rooms                                                                $ 59,211         $ 54,110         $113,467         $105,388
  Food and beverage                                                      24,894           22,255           48,199           44,193
  Meeting room rental and other                                           6,347            5,446           12,382           11,182
                                                                       --------         --------         --------         --------
    Total revenues                                                       90,452           81,811          174,048          160,763

OPERATING EXPENSES:
  Direct operating costs and expenses
   Rooms                                                                 14,800           13,873           28,557           27,068
   Food and Beverage                                                     16,793           16,094           33,107           31,545
   Other                                                                    993              913            1,857            1,789
  General, administrative and sales expenses                             27,157           23,591           51,894           47,575
  Repairs and maintenance                                                 3,797            3,276            7,331            6,513
  Depreciation and amortization                                          11,142           11,276           21,838           22,353
                                                                       --------         --------         --------         --------
    Total operating expenses                                             74,682           69,023          144,584          136,843
                                                                       --------         --------         --------         --------

INCOME FROM OPERATIONS                                                   15,770           12,788           29,464           23,920

OTHER INCOME (EXPENSE)
  Gain on property dispositions                                           2,365                -            2,365              238
  Interest income                                                           551              507            1,393            1,395
  Interest expense and amortization of deferred financing fees          (15,113)         (14,241)         (30,915)         (28,698)
                                                                       --------         --------         --------         --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE ACCOUNTING PRINCIPLE                         3,573             (946)           2,307           (3,145)
 Extraordinary Item;  Cost of extinguishment of debt                        106             (191)             (19)          (1,308)
                                                                       --------         --------         --------         --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                  3,679           (1,137)           2,288           (4,453)
 Cumulative effect of Change in Accounting Principle                          -                -           (1,819)               -
                                                                       --------         --------         --------         --------

NET INCOME (LOSS)                                                      $  3,679         $ (1,137)        $    469         $ (4,453)
                                                                       ========         ========         ========         ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                                       CONTRIBUTED                       PARTNERS' AND OTHER
                                                         CAPITAL                          EQUITY (DEFICIT)
                                                         -------         ---------------------------------------------------
                                                         General            General            Limited
                                                         Partner            Partner            Partner            Total
                                                       ------------      --------------     --------------    --------------
BALANCE, January 1, 1999 (audited)                         $96,436            $(78,588)           $27,392           $45,240
Distributions                                                    -                 (90)                 -               (90)
Distributions to Partner to purchase treasury stock              -              (1,056)                 -            (1,056)
Net income                                                       -                 133                336               469
                                                           -------            --------            -------           -------
Balance, July 2, 1999 (unaudited)                          $96,436            $(79,601)           $27,728           $44,563
                                                           =======            ========            =======           =======

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                     Six months ended
                                                                        -------------------------------------------
                                                                           July 2, 1999             July 3, 1998
                                                                        -------------------      ------------------
                                                                            (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $    469               $  (4,453)
Adjustment to reconcile net income (loss) to cash provided
   by operating activities -
     Depreciation, amortization and loan cost amortization                          22,534                  23,498
     Extraordinary item                                                                 19                   1,308
     Cumulative effect of change in accounting principle                             1,819                       -
     Gain on sales of property and equipment                                        (2,365)                   (238)
Changes in certain assets and liabilities
     Receivables                                                                     1,261                     692
     Inventories                                                                       111                      (6)
     Prepaid expenses and other                                                        340                     676
     Accounts payable                                                               (9,414)                   (777)
     Accrued expenses                                                                5,291                   3,497
     Other obligations and deferred revenue                                            (30)                  3,030
                                                                                  --------               ---------
       Net cash provided by operating activities                                    20,035                  27,227
                                                                                  --------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment, net                                      (61,594)                (65,700)
     Proceeds from disposition of hotels                                             6,500                  39,387
     Restricted cash and receivable remaining from property dispositions            (7,066)                (27,261)
     Franchise fees and other                                                       (2,010)                 (4,171)
     (Purchase) sale of marketable securities, net                                  (4,361)                    975
                                                                                  --------               ---------
       Net cash used in investing activities                                       (68,531)                (56,770)
                                                                                  --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                       65,723                 177,027
     Repayments of debt                                                            (16,053)               (128,548)
     Distributions to partners                                                      (3,026)                 (1,523)
     Distributions to Partner to purchase treasury stock                            (1,056)                      -
                                                                                  --------               ---------
       Net cash provided by financing activities                                    45,588                  46,956
                                                                                  --------               ---------

Increase (decrease) in cash and equivalents                                         (2,908)                 17,413
CASH AND EQUIVALENTS, beginning of period                                           46,233                  41,961
                                                                                  --------               ---------
CASH AND EQUIVALENTS, end of period                                               $ 43,325               $  59,374
                                                                                  ========               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                $ 29,257               $  27,855
                                                                                  ========               =========

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

2.  GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in Conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended January 1, 1999 which included financial statements for the fiscal years ended January 1, 1999, January 2, 1998, and January 3, 1997.

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

4.   NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Partnership's past practice was to defer these expenses until a hotel commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Partnership adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of $1.8 million were charged to expense.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITIONS

Effective February 6, 1998, the Partnership completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a gain of approximately
$0.2 million. Certain of these hotels served as collateral under the 1994 Notes and 1995 Notes. Under the terms of these indentures, the Partnership provided replacement collateral in accordance with the indenture provisions.

On December 31, 1998, the Partnership completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. In addition to cash received upon closing, the sales price included a note receivable for $11.9 million, bearing 8.0% interest, due in 1999. The note receivable is secured by the hotel and a personal guarantee by a shareholder of the buyer. This hotel served as collateral under the 1995 first mortgage notes. Under the terms of this indenture, the Partnership must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Partnership intends to provide replacement collateral in accordance with the indenture provisions.

On June 16, 1999, the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois was sold to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Partnership must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Partnership intends to provide replacement collateral in accordance with the indenture provisions.

As of July 2, 1999, $25.2 million of cash and a receivable were restricted for the purpose of replacement collateral in accordance with the provisions of the indentures.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership announced on September 11, 1998, that it was ceasing new development activity except for the hotels under construction. As of July 2, 1999, the Partnership had four hotels under construction: Marriott Renaissance Hotel at the Charlotte, North Carolina airport; Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport (opened on August 3, 1999); Renaissance Hotel in Oklahoma City, Oklahoma and Embassy Suites Hotel in Charleston, South Carolina. On April 15, 1999, the Partnership opened the Mesquite Hampton Inn and Suites Hotel. The Partnership opened the Coral Springs Radisson Plaza Hotel on May 1, 1999.

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

Three-Month Period

The following discussion and analysis addresses results of operations for the three month periods ended July 2, 1999 (the "1999 Quarter") and July 3, 1998 (the "1998 Quarter").

For the 1999 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $26.9 million, an increase of 11.8% compared to the 1998 Quarter EBITDA of $24.1 million. The Mature Hotels' EBITDA was $24.5 million in the 1999 Quarter, up 29.6% from $18.9 million in the 1998 Quarter primarily due to six hotels moving to the Mature Hotels category from the New Hotels category. The six hotels (Omaha Embassy Suites, Branson Chateau, Cary Embassy Suites, Charleston Embassy Suites, Kansas City Homewood, and Little Rock Embassy Suites) that were included in New Hotels in 1998 and in Mature Hotels in 1999 provided $4.9 million of EBITDA in the 1999 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the hotels sold) increased to 30.4% in the 1999 Quarter from 29.0% in the 1998 Quarter. The New Hotels' EBITDA for the 1999 Quarter was $(0.1) million compared to $2.9 million in the 1998 Quarter. This decrease is due primarily to the shift of six hotels from New Hotels to Mature Hotels.

Total revenues for the 1999 Quarter were $90.5 million, an increase of $8.6 million, or 10.6%, compared to the 1998 Quarter, primarily as a result of the continued growth of the New Hotels, including the four hotels opened late in 1998 and during 1999, and, to a lesser extent, revenue growth at the Mature Hotels. The Partnership's Mature Hotels generated total revenues of
$80.2 million in the 1999 Quarter, an increase of $14.7 million, or 22.4%, compared to the 1998 Quarter. The Partnership's New Hotels generated total revenues of $9.8 million during the 1999 Quarter compared to $15.9 million in the 1998

Quarter. There are six New Hotels in the 1999 Quarter compared to eight New Hotels in the 1998 Quarter.

Rooms revenues increased $5.1 million, or 9.4%, from the 1998 Quarter, but decreased slightly as a percentage of total revenues, to 65.5% from 66.1%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and the resulting increase in the Partnership's average room rate to $95.09, a 3.6% increase compared to the 1998 Quarter average room rate of $91.78. In comparison, the average room rate for the hotel industry was $80.38 in the 1999 Quarter, up 3.4% from the 1998 Quarter. The increased average room rate was supplemented by a 0.1 percentage point increase in the Partnership's occupancy for the 1999 Quarter to 65.0%. Occupancy for the hotel industry was 66.5%, down 1.2 percentage points from the 1998 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $61.76 in the 1999 Quarter, up 3.7% from $59.56 in the 1998 Quarter. RevPAR for the hotel industry was $53.48, up 2.0% from the 1998 Quarter.

Food and beverage revenues increased $2.6 million, or 11.9%, compared to the 1998 Quarter, and increased slightly as a percentage of total revenues, to 27.5% from 27.2% in the 1998 Quarter. Sales at the New Hotels with full food and beverage services along with menu pricing adjustments accounted for substantially all of the increase in food and beverage revenues.

Meeting room rental and other revenues increased $0.9 million, or 16.5%, from the 1998 Quarter, and increased as a percentage of revenues, to 7.0% from 6.7%. The majority of the increase was a result of revenues from the New Hotels as well as increased meeting and convention business in the Mature Hotels.

Rooms operating expenses increased $0.9 million, or 6.7%, compared to the 1998 Quarter, and decreased slightly as a percentage of rooms revenues to 25.0% from 25.6%. The dollar increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the seven hotels sold in 1998 and the hotel sold in 1999, rooms operating expenses as a percentage of rooms revenues were 24.3% in the 1999 Quarter, compared to 24.7% in the 1998 Quarter.

Food and beverage operating expenses increased $0.7 million, or 4.3%, compared to the 1998 Quarter, but decreased as a percentage of food and beverage revenues, to 67.5% from 72.3%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased $0.1 million, or 8.8%, compared to the 1998 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 15.6% from 16.8%.

General, administrative and sales expenses increased $3.6 million, or 15.1%, over the 1998 Quarter, and increased as a percentage of revenues to 30.0% from 28.8%. The increase was primarily attributable to preopening expenses associated with New Hotel development and a greater number of hotels in the 1999 Quarter. Approximately $1.3 million of preopening expenses were incurred and expensed in the 1999 Quarter.

Repairs and maintenance expenses increased $0.5 million, or 15.9%, compared to the 1998 Quarter and increased slightly as a percentage of revenues, to 4.2% from 4.0% in the 1998 Quarter. The increase related to the net increase in number of hotels and rooms in 1999 compared to 1998.

Depreciation and amortization expenses decreased $0.1 million, or 1.2%, compared to the 1998 Quarter, and decreased as a percentage of revenues to 12.3% from 13.8%. The depreciation and amortization decrease related to a change in accounting principle which required the Partnership to write-off unamortized preopening costs in the 1999 Quarter. In previous years these amounts were deferred and amortized over a one-year period.

Income from operations increased $3.0 million, or 23.3%, compared to the 1998 Quarter. Expenses, particularly depreciation and amortization, increased less rapidly than revenues, and the Partnership began to realize increased benefits from the hotels opened over the past few years.

Interest expense, net increased $0.8 million, or 6.0%, from the 1998 Quarter, but decreased as a percentage of total revenues to 16.1% from 16.8%. The dollar increase in these costs related to interest expense for the New Hotels.

Income (loss) before extraordinary item and cumulative effect of change in accounting principle was $3.6 million in the 1999 Quarter, compared to $(0.9) million in the 1998 Quarter. The 1999 results were attributable, in part, to a $2.4 million gain on the sale of a hotel in June, 1999, as well as to improved operating margins.

Six-Month Period

The following discussion addresses results of operations for the six month periods ended July 2, 1999 (the "1999 Six Months") and July 3, 1998 (the "1998 Six Months").

For the 1999 Six Months the Partnership's total EBITDA was $51.3 million, a 10.9% increase compared to the 1998 Six Months EBITDA of $46.3 million. The Mature Hotels' EBITDA was $44.5 million in the 1999 Six Months, up $7.5 million from the 1998 Six Months, primarily due to six hotels moving to the Mature Hotels category from the New Hotels category. The six hotels that were included in New Hotels in 1998 and in Mature Hotels in 1999 provided $7.7 million of EBITDA in the 1999 Six Months.

Total revenues increased to $174.0 million in the 1999 Six Months from $160.7 million in the 1998 Six Months, an increase of $13.3 million or 8.3%. The increase is primarily attributed to the continued growth of New Hotels.

Rooms revenues increased to $113.5 million in the 1999 Six Months from $105.4 million in the 1998 Six Months, an increase of $8.1 million or 7.7% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly, to 65.2%, compared to 65.6% in the 1998 Six Months. The Partnership's average room rate increased to $95.08 in the 1999 Six Months from $91.00 in the 1998 Six Months, an increase of $4.08 or 4.5%. Occupancy decreased slightly to 63.0% in the 1999 Six Months from 63.1% in the 1998 Six Months, a decrease of 0.1 percentage points.

Food and beverage revenues increased to $48.2 million in the 1999 Six Months from $44.2 million in the 1998 Six Months, an increase of $4.0 million or 9.1%, and increased slightly as a percentage of total revenues to 27.7% from 27.5% in the 1998 Six Months. The increase was attributable primarily to sales at the New Hotels and menu pricing adjustments.

Meeting room rental and other revenues increased to $12.4 million in the 1999 Six Months from $11.2 million in the 1998 Six Months, an increase of $1.2 million or 10.7%. Meeting room rental and other revenues also increased as a percentage of total revenues to 7.1% from 7.0% in the 1998 Six Months. The majority of the increase was the result of revenues from the New Hotels.

Rooms operating expenses increased to $28.6 million in the 1999 Six Months from $27.1 million in the 1998 Six Months, an increase of $1.5 million or 5.5%. This expense decreased to 25.2% of rooms revenues in the 1999 Six Months compared to 25.7% in the 1998 Six Months. The dollar increase related to the additional hotels opened in the last twelve months.

Food and beverage operating expenses increased to $33.1 million in the 1999 Six Months from $31.5 million in the 1998 Six Months, an increase of $1.6 million or 5.0%. These expenses decreased as a percentage of food and beverages revenues in the 1999 Six Months to 68.7%, from 71.4% in the 1998 Six Months. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased to $1.9 million in the 1999 Six Months from $1.8 million in the 1998 Six Months, an increase of $0.1 million or 3.8%, but declined as a percentage of meeting room rental and other income, to 15.0% in the 1999 Six Months from 16.0% in the 1998 Six Months.

General, administrative and sales expenses increased to $51.9 million in the 1999 Six Months from $47.6 million in the 1998 Six Months, an increase of $4.3 million or 9.1%, and increased slightly as a percentage of total revenues to 29.8% from 29.6% in the 1998 Six Months. The increase in these expenses was primarily the result of expenses associated with New Hotel development. Approximately $1.9 million of preopening expenses were incurred and expensed in the 1999 Six Months.

Repairs and maintenance expenses increased to $7.3 million in the 1999 Six Months from $6.5 million in the 1998 Six Months, an increase of $0.8 million or 12.6%. The increase was a result of the increase in the total number of hotels open and rooms available.

Depreciation and amortization expenses decreased to $21.8 million in the 1999 Six Months from $22.4 million in the 1998 Six Months, a decrease of $0.5 million or 2.3%. These expenses represented 12.5% of total revenues in the 1999 Six Months compared to 13.9% of total revenues in the 1998 Six Months. The depreciation and amortization decrease related to a change in accounting principle which required the Partnership to write-off unamortized preopening costs in the 1999 Six Months. In previous years these amounts were deferred and amortized over a one-year period.

Income from operations was $29.5 million in the 1999 Six Months compared to $23.9 million in the 1998 Six Months, an increase of $5.5 million or 23.2%. The increase was due to increased revenues coupled with controls of operating expenses.

Interest expense, net increased to $29.5 million in the 1999 Six Months from $27.3 million in the 1998 Six Months, an increase of $2.2 million or 8.1%, reflecting hotels opened within the last year. As a percentage of total revenues, this expense remained stable at 17.0%.

Income (loss) before extraordinary item and cumulative effect of change in accounting principle was $2.3 million in the 1999 Six Months, compared to $(3.1) million in the 1998 Six Months. The 1999 results were attributable, in part, to a $2.4 million gain on the sale of a hotel in June, 1999, as well as to improved operating margins.

Liquidity and Capital Resources

In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and new hotel development and to make Partnership distributions to fund some of the taxes associated with income allocable to the partners.

At July 2, 1999, the Partnership had $43.3 million of cash and equivalents and $10.9 million of marketable securities, compared to $46.2 million and $6.5 million, respectively, at the end of 1998. As of July 2, 1999, the Partnership also had $13.3 million of restricted cash and an $11.9 million note receivable from sales of hotels by the Partnership, which was available for replacement collateral in accordance with the terms of the 1994 and the 1995
Note Indentures. The remaining amounts of cash and equivalents are available for completion of hotels under construction and other working capital requirements of the Partnership.

Net cash provided by operating activities was $19.9 million for the 1999 Six Months compared to $27.1 million for the 1998 Six Months. The decrease of $7.2 million is primarily attributable to the payment of construction accounts payable which were funded through borrowings secured in 1999.

At July 2, 1999, total debt was $809.4 million compared with $759.7 million at the end of 1998. The increase is attributable to the new hotels under construction and the newly-opened hotels. The current portion of long-term debt was $39.7 million, compared to $42.3 million at the end of 1998 partially due to refinancing of the Topeka Capitol Plaza Hotel. The Partnership incurred net capital expenditures of approximately $61.6 million during the 1999 Six Months and $65.7 million during the 1998 Six Months. Of the $61.6 million incurred during the 1999 Six Months, approximately $5.5 million was for capital improvements on existing hotel properties and approximately $56.1 million was for development of new hotels. During the remainder of 1999, the Partnership expects capital expenditures to total approximately $80.5 million, including approximately $10.0 million for capital improvements on existing hotels and approximately $70.5 million for continued new hotel development.

As of July 2, 1999, the Partnership had four hotels under construction, one of which opened on August 3, 1999. The Partnership estimates the remaining building costs of these hotels will require additional capital expenditures of approximately $79.1 million during 1999 and 2000. Construction in progress at July 2, 1999 included $86.4 million expended for these projects and other hotel refurbishments. The Partnership has received loans and loan commitments for projects under construction in the amount of $114 million, with $71.4 million available, and expects the remaining 1999 capital requirements to be funded by cash, operating income and refinancing of certain existing hotels. Based upon current plans relating to the timing of new hotel development, loan draw schedules, and additional loans on unencumbered developments, the Partnership anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvements.

Year 2000

State Of Readiness

The Partnership is actively addressing the impact of the Year 2000 (Y2K) as it relates to the processes of its information technology environment. Potential problems with internal, external and embedded systems are being addressed. Capital budget funds have been set aside for software and hardware upgrades and/or replacements to address Y2K issues. Virtually all such upgrades were anticipated by the Partnership and would have been implemented within the next few years even absent a Y2K issue.

The Partnership is requiring vendors and suppliers to certify Y2K compliance of supplied information technology systems and devices. Compliance is defined as no failures or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

The Partnership has reviewed the effects of the upcoming Y2K on its computer systems and operations, as well as on those of the hotels it operates. The Partnership does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Y2K compliant except for its timekeeping and payroll systems which will be replaced during the third quarter of 1999.

Corporate Systems

Hardware-Computer systems were tested for Y2K compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems were replaced during the fourth quarter of 1998.

Software-All software systems were tested during the first quarter of 1998. Word processing and spreadsheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Y2K compliant and was replaced during January 1998.

Hotel Systems

Hardware-Testing of Partnership-owned computer hardware was started during the first quarter of 1998. Ninety percent of all systems have been tested and those systems deemed not Y2K compliant have been identified and replaced.

Software-Bass Hotels and Resorts use the Encore Property Management System. The current version has been updated and is now materially Y2K compliant. During testing, some hardware issues have been identified and BIOS patches from IBM are being tested at this time to correct these issues. No expense to the Partnership is anticipated at this time.

Promus Hotels, Inc. uses the System21 Property Management System. This system is Y2K compliant.

Radisson Hotels and some Partnership hotels use the Fidelio Property Management System. This software is Y2K compliant. The operating system on the file servers will be compliant with the installation of software patches at no expense to the Partnership. These systems are scheduled for upgrade in the year 2000 independent of the Y2K situation.

Other Partnership hotels use the Multi-Systems, Inc. Property Management System. This system is Y2K compliant.

Embedded Systems

Non-Critical-Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Y2K compliant. Those failing the Y2K testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Y2K compliant.

Critical-Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Partnership is currently testing and evaluating these systems. These evaluations are approximately 98% complete. Systems requiring modifications to be Y2K compliant have been identified and will be upgraded or replaced during the third quarter of 1999.

Timekeeping and Payroll Systems

The Partnership currently uses Time Resource Management software for timekeeping. This software is not Y2K compliant and will be replaced during the third quarter of 1999. Payroll processing is out-sourced and a Y2K compliance certificate from the processor is on file.

Vendor Compliance Certifications

Strategic Relationships-Requests for Y2K compliance have been sent to those vendors which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership's offices.

Utility Suppliers-Requests for Y2K compliance have been sent to those suppliers which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership's offices.

Compliance Testing

Information Technology

Vendor Certification-The Partnership has received Y2K compliance certifications from the majority of its property management system vendors. These certifications are on file in the Partnership's offices.

Field Testing-The Partnership has received Y2K compliance testing software from the Partnership's property management system vendors. These tests were completed during the fourth quarter of 1998 and no further action is required.

Evaluation-The Partnership will monitor all systems currently in place and those Y2K upgrades that were installed during the first half of 1999 to insure Y2K integrity. This evaluation will continue throughout the year 2000.

Embedded Systems

Vendor Certification-The Partnership has received Y2K compliance certifications from the majority of its vendors. These certificates are on file in the Partnership's offices.

Field Testing-The Partnership or its authorized vendors began conducting Y2K compliance field testing during the fourth quarter of 1998 and will continue testing throughout 1999.

Evaluation-The Partnership will monitor all systems currently in place and those Y2K upgrades that were installed during the first half of 1999, to insure Y2K integrity. This evaluation will continue throughout the year 2000.

Cost of Implementation

Corporate Office

Information Technology-Expenses for hardware and software that were directly attributed to Y2K compliance were less than $75,000.

Embedded Systems-The Partnership has no current expenses directly attributed to Y2K compliance for embedded systems.

Hotels

Information Technology

Bass Hotels & Resorts-The Partnership has upgraded hardware and software systems over the last two years that were required from a technology standpoint. Y2K compliance was an ancillary benefit of these upgrades. Some additional hardware upgrades are expected to occur during the last half of 1999. These expenses are expected to be less than $10,000.

Promus Hotels, Inc.-The Partnership has allocated approximately $50,000 to date for upgrades necessary to meet Y2K compliance at these hotels.

Embedded Systems-The Partnership has not expended any funds directly attributed to Y2K compliance for these systems. Those upgrades and replacements of equipment that have occurred over the last two years were required to replace equipment that had reached the end of the normal life cycle and not specifically for Y2K compliance.

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

Promus Hotels, Inc.-Hotels operating under this flag (sixteen hotels) have received new hardware and software as part of a technology and Y2K compliant upgrade. The estimated total cost for this upgrade is approximately $625,000, which the Partnership plans to acquire by purchasing and/or leasing.

The balance of the Partnership's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Y2K compliance issues.

Embedded Systems-Final evaluation of these systems has not been completed at this time. No major replacements are expected based upon the results of early testing.

Risk Factors

Information Technology-Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Partnership's corporate office and hotels will be Y2K compliant by the end of the third quarter, 1999. Risk to the operation of the Partnership is therefore considered to be low.

Embedded Systems-Complete analysis of all embedded systems has not been completed at this time. Testing and evaluation will continue during the third quarter of 1999. Based upon early reports, risk to the operation of the Partnership is considered to be low.

Vendors and Suppliers-The Partnership does not rely on the services of any one single vendor or supplier that will materially impact its operations. To date, no strategic vendor or supplier has reported that it will not be Y2K compliant by the end of 1999. Based upon these reports, risk to the operations of the Partnership is considered to be low.

Contingency Plans

Information Technology

Hardware-A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Y2K compliance testing. These systems were replaced during the first half of 1999.

Software-Manual operation of guest services, reservations, credit card processing and timekeeping systems can be accomplished with existing personnel and equipment. Since all known, non-compliant software systems were replaced during the first half of 1999, no material impact to the operation of the Partnership is expected.

Embedded Systems

Contingency plans will be finalized and testing conducted during the third quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Y2K issue.

Vendors and Suppliers

The Partnership will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Y2K compliance issue. The Partnership maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Y2K compliant in the event their services are required.

Forward-Looking Statements

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of July 2, 1999, unaudited selected financial information with respect to the 17 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 Notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Notes) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                               Trailing 12 Months Ended July 2, 1999
                                               ----------          ----------          ----------          ----------
                                                  1994                1995             Management            Total
                                               Collateral          Collateral          Operations          Restricted
                                                 Hotels              Hotels              Group               Group
                                               ----------          ----------          ----------          ----------
                                                           (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $140,156             $51,945             $7,824             $199,925
Operating Expenses:
  Direct operating costs and expenses             51,469              19,322                  -               70,791
  General, administrative, sales
     and management expenses(b)                   38,544              17,154               (110)(c)           55,588
  Repairs and maintenance                          5,518               1,337                  -                6,855
  Depreciation and amortization                   11,798               5,022                412               17,232
                                                --------             -------             ------             --------
        Total operating expenses                 107,329              42,835                302              150,466
                                                --------             -------             ------             --------
Income from operations:                         $ 32,827             $ 9,110             $7,522             $ 49,459
                                                ========             =======             ======             ========

Operating Data:
  Occupancy                                         66.8%               60.7%
  Average daily room rate                       $  88.90             $ 80.81
  RevPAR                                        $  58.26             $ 49.07



                                                              Trailing 12 Months Ended January 1, 1999
                                               ----------          ----------          ----------          ----------
                                                  1994                1995             Management            Total
                                               Collateral          Collateral          Operations          Restricted
                                                 Hotels              Hotels              Group               Group
                                               ----------          ----------          ----------          ----------
                                                           (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $139,721             $57,528             $6,783(a)          $204,032
Operating Expenses:
   Direct operating costs and expenses            51,997              21,611                 --               73,608
   General, administrative, sales and
      management expenses(b)                      39,292              18,617               (917)(c)           56,992
   Repairs and maintenance                         5,448               1,549                 --                6,997
   Depreciation and amortization                  11,922               5,402                412               17,736
                                                --------             -------             ------             --------
        Total operating expenses                 108,659              47,179               (505)             155,333
                                                --------             -------             ------             --------
Income from operations:                         $ 31,062             $10,349             $7,288             $ 48,699
                                                ========             =======             ======             ========

Operating Data:
  Occupancy                                         66.0%               61.6%
  Average daily room rate                       $  87.51             $ 80.16
  RevPAR                                        $  56.70             $ 49.34

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of July 2, 1999:

                                                        Expected Maturity Date
                                                             (in millions)
                                                                                                      Fair
                                                                                       There-         Value
                                           1999(d)    2000     2001    2002    2003    after   Total   (e)
Long-Term Debt                       (a)

 $300 Million 1st Mortgage Notes            $   -    $   -   $   -   $   -   $   -     $300    $300    $313
    Average interest rate            (b)     8.9%      8.9%    8.9%    8.9%    8.9%     8.9%    8.9%

 $90 Million 1st Mortgage Notes             $   -    $   -   $   -   $   -   $   -     $ 90    $ 90    $ 94
    Average interest rate            (b)     9.8%      9.8%    9.8%    9.8%    9.8%     9.8%    9.8%

 Other fixed-rate debt obligations          $ 29     $   6   $  13   $  30   $  23     $230    $331    $331
    Average interest rate            (b)     8.7%      8.4%    8.2%    8.8%    8.6%     8.6%    8.6%

 Other variable-rate debt obligations       $  1     $  10   $  17   $   1   $  15     $ 44    $ 88    $ 88
    Average interest rate            (c)     8.0%      8.0%    8.0%    8.0%    8.0%     8.0%    8.0%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 2, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 1999 balances include actual and projected principal repayments and weighted average interest rates for the year.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1st Mortgage Notes and the $90 million 1st Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

               Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

               Not Applicable

Item 3.  Defaults Upon Senior Securities

               Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

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


                              By:   /s/  Kenneth J. Weber
                                    ---------------------
                                    Kenneth J. Weber, Chief Financial Officer
                                    and Executive Vice President (Principal
                                    Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II


                              By:   /s/  John Q. Hammons
                                    --------------------
                                    John Q. Hammons, Chairman,
                                    Founder, and Chief Executive Officer


                              By:   /s/  Kenneth J. Weber
                                    ---------------------
                                    Kenneth J. Weber, Chief Financial Officer
                                    and Executive Vice President (Principal
                                    Financial Officer)


Dated: August 13, 1999

                                 Exhibit Index
                                 -------------


27   Financial Data Schedule