Form 10-Q
period 1999-10-01
HAMMONS JOHN Q HOTELS LP
filed 1999-11-15
CIK 916536

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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
                                (000's omitted)

                                     ASSETS

                                                                  October 1,      January 1,
                                                                    1999            1999
                                                                -------------    ------------
                                                                (Unaudited)       (Audited)
CURRENT ASSETS:
Cash and equivalents                                            $   26,843       $  46,233

Marketable securities                                               12,911           6,533

Receivables:
   Trade, less allowance for doubtful accounts of $206               9,655           8,852
   Construction reimbursements and other                             2,416           5,269
   Management fees                                                      85              62

Inventories                                                          1,154           1,205

Prepaid expenses and other                                             329           1,089
                                                                ----------       ---------
    Total current assets                                            53,393          69,243

PROPERTY AND EQUIPMENT, at cost
    Land and improvements                                           54,214          47,982
    Buildings and improvements                                     659,240         605,586
    Furniture, fixture and equipment                               262,508         239,648
    Construction in progress                                        68,567          63,078
                                                                ----------       ---------
                                                                 1,044,529         956,294

    Less-accumulated depreciation and amortization                (224,410)       (194,860)
                                                                ----------       ---------
                                                                   820,119         761,434

RESTRICTED CASH AND RECEIVABLE FROM
    PROPERTY DISPOSITIONS                                           25,591          18,166

DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net                                                     27,231          27,643
                                                                ----------       ---------
TOTAL ASSETS                                                    $  926,334       $ 876,486
                                                                ==========       =========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                             LIABILITIES AND EQUITY

                                        October 1, 1999   January 1, 1999
                                        ---------------   ---------------
                                          (Unaudited)        (Audited)
LIABILITIES:
Current portion of long-term debt          $ 16,650          $ 42,256
Accounts payable                              8,272            13,141
Accrued expenses
   Payroll and related benefits               8,216             6,843
   Sales and property taxes                  14,504             9,558
   Insurance                                  8,992            10,061
   Interest                                   3,659            12,540
   Utilities, franchise fees and other        7,534             5,568
Accrued dividends                                --             2,936
                                           --------          --------
      Total current liabilities              67,827           102,903
Long-term debt                              808,548           717,460
Other obligations and deferred revenue        9,675            10,883
                                           --------          --------
      Total liabilities                     886,050           831,246
                                           --------          --------
EQUITY:
    Contributed capital                      96,436            96,436
    Partners' and other deficits, net       (56,152)          (51,196)
                                           --------          --------
      Total equity                           40,284            45,240
                                           --------          --------
TOTAL LIABILITIES AND EQUITY               $926,334          $876,486
                                           ========          ========

                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's omitted)

                                                           Three Months Ended                   Nine Months Ended
                                                    Oct. 1, 1999       Oct. 2, 1998        Oct. 1, 1999    Oct. 2, 1998
                                                  ---------------     ----------------    --------------  ---------------
                                                              (Unaudited)                          (Unaudited)
REVENUES:
   Rooms                                                $ 61,132             $ 56,918          $174,599          $162,306
   Food and beverage                                      21,802               20,168            70,001            64,361
   Meeting room rental and other                           6,272                5,577            18,654            16,759
                                                        --------             --------          --------          --------
    Total revenues                                        89,206               82,663           263,254           243,426

OPERATING EXPENSES:
   Direct operating costs and expenses
      Rooms                                               15,829               13,580            44,386            40,648
      Food and beverage                                   16,321               14,912            49,428            46,457
      Other                                                  907                  874             2,764             2,663
   General, administrative and sales expenses             27,638               25,491            79,532            73,066
   Repairs and maintenance                                 3,784                3,417            11,115             9,930
   Depreciation and amortization                          11,913               11,547            33,751            33,900
                                                        --------             --------          --------          --------
    Total operating expenses                              76,392               69,821           220,976           206,664
                                                        --------             --------          --------          --------

INCOME FROM OPERATIONS                                    12,814               12,842            42,278            36,762

OTHER INCOME (EXPENSE):
   Gain on property dispositions                              --                   --             2,365               238
   Interest income                                         1,083                  698             2,476             2,093
   Interest expense and amortization of deferred
    financing fees                                       (17,489)             (14,921)          (48,404)          (43,619)
                                                        --------             --------          --------          --------
Loss before extraordinary item and cumulative
 effect of change in accounting principle                 (3,592)              (1,381)           (1,285)           (4,526)
Extraordinary Item: Cost of extinguishment of
   debt                                                       --                 (520)              (19)           (1,828)
                                                        --------             --------          --------          --------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                          (3,592)              (1,901)           (1,304)           (6,354)
     Cumulative effect of change in accounting
        principle, net                                       --                   --             (1,819)              --
                                                        --------             --------          --------          --------
NET LOSS                                                $ (3,592)            $ (1,901)         $ (3,123)         $ (6,354)
                                                        ========             ========          ========          ========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                                                          PARTNERS' AND
                                               CONTRIBUTED                OTHER EQUITY
                                               CAPITAL                    (DEFICIT)
                                             -------------   ---------------------------------------
                                                 General       General        Limited
                                                 Partner       Partner        Partner       Total
                                             -------------   ---------------------------------------
BALANCE, January 1, 1999
(audited)                                        $ 96,436      $(78,588)      $ 27,392      $ 45,240

Distributions                                          --          (120)           --           (120)
Distributions to partner to purchase
  treasury stock                                       --        (1,713)           --         (1,713)
Net loss                                               --          (884)        (2,239)       (3,123)
                                                 --------      --------       --------      --------
BALANCE, October 1, 1999
(unaudited)                                      $ 96,436      $(81,305)      $ 25,153      $ 40,284
                                                 ========      ========       ========      ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                            Nine Months Ended
                                                                  October 1, 1999           October 2, 1998
                                                                  ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          (Unaudited)
 Net loss                                                               $  (3,123)                $  (6,354)
 Adjustments to reconcile net loss to cash provided by
  operating activities-
  Depreciation, amortization, and loan cost amortization                   35,178                    35,350
  Extraordinary item                                                           19                     1,828
  Cumulative effect of change in accounting principle                       1,819                        --
  Gain on sales of property and equipment                                  (2,365)                     (238)
 Changes in certain assets and liabilities
  Receivables                                                               2,027                    (4,312)
  Inventories                                                                  51                      (103)
  Prepaid expenses and other                                                  760                       695
  Accounts payable                                                         (4,869)                     (527)
  Accrued expenses                                                         (1,665)                   (5,795)
  Other obligations and deferred revenue                                   (1,208)                    2,795
                                                                        ---------                 ---------
      Net cash provided by operating activities                            26,624                    23,339
                                                                        ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                                 (96,396)                 (103,415)
 Proceeds from dispositions of hotels                                       6,500                    39,387
 Restricted cash remaining from property dispositions                      (7,425)                   (2,039)
 Franchise fees and other                                                  (3,028)                   (5,744)
 Purchase of marketable securities, net                                    (6,378)                      (19)
                                                                        ---------                 ---------
      Net cash used in investing activities                              (106,727)                  (71,830)
                                                                        ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                  83,191                   223,390
 Repayments of debt                                                       (17,709)                 (183,624)
 Distributions to partners                                                 (3,056)                   (1,553)
 Distributions to partner to purchase treasury stock                       (1,713)                       --
                                                                        ---------                 ---------
      Net cash provided by financing activities                            60,713                    38,213
                                                                        ---------                 ---------
 Decrease in cash and equivalents                                         (19,390)                  (10,278)
CASH AND EQUIVALENTS, beginning of period                                  46,233                    41,961
                                                                        ---------                 ---------
CASH AND EQUIVALENTS, end of period                                     $  26,843                 $  31,683
                                                                        =========                 =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION;
CASH PAID FOR INTEREST, net of amounts capitalized                      $  51,727                 $  51,689
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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS 137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

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

     On June 16, 1999, the Partnership completed the sale of an additional hotel property to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Partnership must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Partnership intends to provide replacement collateral in accordance with the indenture provisions.

     As of October 1, 1999, approximately $25.6 million of cash was restricted for the purpose of replacement collateral in accordance with the provisions of the indentures.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

     The Partnership announced on September 11, 1998, that it was ceasing new development activity except for the hotels then under construction. As of October 1, 1999, the Partnership had three hotels under construction: Marriott Renaissance Hotel at the Charlotte, North Carolina airport; Renaissance Hotel in Oklahoma City, Oklahoma and Embassy Suites Hotel in Charleston, South Carolina. On April 15, 1999, the Partnership opened the Mesquite Hampton Inn and Suites Hotel. The Partnership opened the Coral Springs Radisson Plaza Hotel on May 1, 1999. On August 3, 1999, the Partnership opened the Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport

     The Partnership's development activity limits its ability to grow net income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New

Hotels mature, the Partnership expects that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results Of Operations - Quarter Ended October 1, 1999

     The following discussion and analysis addresses results of operations for the quarters ended October 1, 1999 (the "1999 Quarter") and October 2, 1998 (the "1998 Quarter").

     For the 1999 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.7 million, an increase of 1.2% compared to the 1998 Quarter EBITDA of $24.4 million. The Mature Hotels' EBITDA was $22.6 million in the 1999 Quarter, up 24.2% from $18.2 million in the 1998 Quarter primarily due to six hotels moving into the Mature Hotels category from the New Hotels category. The six hotels (Omaha Embassy Suites, Branson Chateau, Cary Embassy Suites, Charleston Embassy Suites, Kansas City Homewood and Little Rock Embassy Suites) that were included in New Hotels in 1998 and Mature Hotels in 1999 provided $4.8 million of EBITDA in the 1999 Quarter. As a percentage of total revenues EBITDA related to the Mature Hotels increased to 29.1% in the 1999 Quarter from 28.4% in the 1998 Quarter. The New Hotels' EBITDA for the 1999 Quarter was $(0.7) million compared to $3.2 million in the 1998 Quarter. This decrease was due primarily to the shift of six (6) hotels from New Hotels to Mature Hotels.

     Total revenues for the 1999 Quarter were $89.2 million, an increase of $6.5 million, or 7.9%, compared to the 1998 Quarter, primarily as a result of the continued growth of the New Hotels' including the four hotels opened in 1998, and the three hotels opened in 1999. The Partnership's Mature Hotels generated total revenues of $77.5 million in the 1999 Quarter, an increase of $13.3 million, or 20.7%, compared to the 1998 Quarter. The Partnership's New Hotels generated total revenues of $10.6 million during the 1999 Quarter compared to $17.8 million in the 1998 Quarter.

     Rooms revenues increased $4.2 million, or 7.4%, from the 1998 Quarter, but decreased slightly as a percentage of total revenues, to 68.5% from 68.9%. The dollar increase was primarily due to increased rooms revenues from the New Hotels and increases in the Partnership's average room rate to $94.64, a 3.0% increase compared to the 1998 Quarter average room rate of $91.89. In comparison, the average room rate for the hotel industry was $80.80 in the 1999 Quarter, up 4.1% from the 1998 Quarter. The Partnership's occupancy rate for both the 1999 Quarter and the 1998 Quarter was 66.4%. Occupancy for the hotel industry was 69.7% in the 1999 Quarter, down from 70.0% in the 1998 Quarter. The Partnership's Revenue per Available Room was $62.86 in the 1999 Quarter, up 3.1% from $60.98 in the 1998 Quarter. RevPAR for the hotel industry was $56.29, up 4.0% from the 1998 Quarter.

     Food and beverage revenues increased $1.6 million, or 8.1%, compared to the 1998 Quarter, and remained stable as a percentage of total revenues, at 24.4%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

     Meeting room rental and other revenues increased $0.7 million, or 12.5%, from the 1998 Quarter, and increased as a percentage of revenues, to 7.0% from 6.7%. The majority of this increase related to sales at New Hotels as well as increased meeting convention business in the Mature Hotels.

     Rooms operating expenses increased $2.2 million, or 16.6%, compared to the 1998 Quarter, and increased as a percentage of rooms revenues, to 25.9% from 23.9% in the 1998 Quarter. The increase related primarily to expenses for New Hotels. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues, were 23.9% in the 1999 Quarter compared to 25.2% in the 1998 Quarter.

     Food and beverage operating expenses increased to $16.3 million compared to $14.9 million in the 1998 Quarter, and increased slightly as a percentage of food and beverage revenues, to 74.9% from 73.9%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels.

     Other operating expenses remained stable at $0.9 million compared to the 1998 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 14.5% from 15.7% in the same period of the prior year.

     General, administrative and sales expenses increased $2.1 million, or 8.4%, over the 1998 Quarter, and increased slightly as a percentage of revenues to 31.0% from 30.8%. The increase was primarily attributable to expenses associated with New Hotel development and a larger number of hotels in the 1999 Quarter. Approximately $0.8 million of preopening expenses were incurred and expensed in the 1999 Quarter.

     Repairs and maintenance expenses increased $0.4 million, or 10.7%, compared to the 1998 Quarter, and increased slightly as a percentage of revenues, to 4.2% from 4.1% in the 1998 Quarter.

     Depreciation and amortization expenses increased $0.4 million, or 3.2%, compared to the 1998 Quarter, but decreased as a percentage of revenues to 13.4% from 14.0%, in the 1998 Quarter. The dollar increase in depreciation and amortization is related to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

     Income from operations remained stable at $12.8 million, compared to the 1998 Quarter, but decreased as a percentage of revenues, to 14.4% from 15.5%. Expenses related to opening the New Hotels, primarily general, administration and sales expenses, increased more rapidly than revenues from those New Hotels.

     Interest expense (net) increased $2.2 million, or 15.3%, from the 1998 Quarter, and increased as a percentage of total revenues to 18.4% from 17.2%. These increased costs reflected interest expense for the New Hotels.

     Net loss was $3.6 million in the 1999 Quarter, compared to $1.9 million in the 1998 Quarter. The loss was primarily attributable to higher interest expense and, to a lesser extent, increased depreciation and amortization associated with the Partnership's New Hotels.

Results Of Operations - Nine Month Period Ended October 1, 1999

     The following discussion addresses results of operations for the nine month periods ended October 1, 1999 (the "1999 Nine Months") and October 2, 1998 (the "1998 Nine Months").

     For the 1999 Nine Months the Partnership's total EBITDA was $76.0 million, a 7.6% increase compared to the 1998 Nine Months EBITDA of $70.7 million. The Mature Hotels' EBITDA was $67.1 million in the 1999 Nine Months, up $11.9 million from the 1998 Nine Months, primarily due to six hotels moving to the Mature Hotels category from the New Hotels Category. The six hotels that were included in New Hotels in 1998 and in Mature Hotels in 1999 provided $12.5 million of EBITDA in the 1999 Nine Months.

     Total revenues increased to $263.3 million in the 1999 Nine Months from $243.4 million in the 1998 Nine Months, an increase of $19.9 million or 8.1%. The increase is primarily from the continued growth of New Hotels.

     Rooms revenues increased to $174.6 million in the 1999 Nine Months from $162.3 million in the 1998 Nine Months, an increase of $12.3 million or 7.6% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly to 66.3% compared to 66.7% in the 1998 Nine Months. The Partnership's average room rate increased to $94.93 in the 1999 Nine Months from $91.31 in the 1998 Nine Months, an increase of $3.62 or 4.0%. Occupancy decreased to 64.1% in the 1999 Nine Months from 64.2% in the 1998 Nine Months.

     Food and Beverage revenues increased to $70.0 million in the 1999 Nine Months from $64.4 million in the 1998 Nine Months, an increase of $5.6 million or 8.8%, and increased slightly as a percentage of total revenues to 26.6% from 26.4% in the 1998 Nine Months. The increase in revenues was attributable primarily to sales at the New Hotels, including at the additional full service hotels, and menu pricing adjustments.

     Meeting room rental and other revenues increased to $18.7 million in the 1999 Nine Months from $16.8 million in the 1998 Nine Months, an increase of $1.9 million or 11.3%. Meeting room rental and other revenues increased slightly as a percentage of total revenues to 7.1% from 6.9% in the 1998 Nine Months. The increases are primarily attributable to the New Hotels.

     Rooms operating expenses increased to $44.4 million in the 1999 Nine Months from $40.6 million in the 1998 Nine Months, an increase of $3.8 million or 9.2%. This expense represented 25.4% of rooms revenues in the 1999 Nine Months and 25.0% in the 1998 Nine Months. The increase relates to the hotels opened in the last twelve months.

     Food and beverage operating expenses increased to $49.4 million in the 1999 Nine Months from $46.5 million in the 1998 Nine Months, an increase of $2.9 million or 6.4%. These expenses decreased as a percentage of food and beverages revenues in the 1999 Nine Months to 70.6%, from 72.2% in the 1998 Nine Months. Profit margins improved due to reductions in food and labor costs as a percentage of food and beverage revenues.

     Other operating expenses increased to $2.8 million in the 1999 Nine Months from $2.7 million in the 1998 Nine Months, an increase of $0.1 million, or 3.8%, but decreased as a percentage of meeting room rental and other income to 14.8% from 15.9%.

     General, administrative and sales expenses increased to $79.5 million in the 1999 Nine Months from $73.1 million in the 1998 Nine Months, an increase of $6.4 million, or 8.8%, and increased slightly as a percentage of total revenues to 30.2% from 30.0% in the 1998 Nine Months. The increase in these expenses was primarily the result of expenses associated with the opening of New Hotels. Approximately $2.7 million of pre-opening expenses were incurred and expensed in the 1999 Nine Months.

     Repairs and maintenance expenses increased to $11.1 million in the 1999 Nine Months from $9.9 million in the 1998 Nine Months, an increase of $1.2 million or 11.9%. The increase was a result of the increases in the total number of hotels open and rooms available.

     Depreciation and amortization expenses decreased slightly to $33.8 million in the 1999 Nine Months from $33.9 million in the 1998 Nine Months, a decrease of $0.1 million or 0.4%. These expenses represented 12.8% of total revenues in the 1999 Nine Months compared to 13.9% of total revenues in the 1998 Nine Months. The depreciation and amortization decrease related to a change in accounting principle which required the Partnership to write off unamortized pre-opening costs in the 1999 Nine Months. In previous years, these amounts were deferred and amortized over a one year period.

     Income from operations increased to $42.3 million in the 1999 Nine Months from $36.8 million in the 1998 Nine Months, an increase of $5.5 million or 15.0%. The increase was due to increased revenues and improved operating margins.

     Gain on property disposition was $2.4 million in the 1999 Nine Months and $0.2 million in the 1998 Nine Months. See Note 5 of Notes to Consolidated Financial Statements.

     Interest expense (net) increased to $45.9 million in the 1999 Nine Months from $41.5 million in the 1998 Nine Months, an increase of $4.4 million or 10.6%, reflecting hotels opened within the last year. As a percentage of total revenues, this expense increased to 17.4% in the 1999 Nine Months from 17.1% in the 1998 Nine Months.

     Net loss was $3.1 million in the 1999 Nine Months, compared to $6.4 million in the 1998 Nine Months. The losses were driven by fixed charges associated with the Partnership's new hotels opened in 1998 and 1999.

Liquidity and Capital Resources

     In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund existing capital expenditures and new hotel development, and to make distributions to partners to fund some of the taxes associated with income allocable to the partners.

     At October 1, 1999, the Partnership had $26.8 million of cash and equivalents and $12.9 million of marketable securities, compared to $46.2 million and $6.5 million, respectively, at the end of 1998. Total current assets at October 1, 1999, decreased $15.8 million, as the result of the decrease in cash and cash equivalents, partially offset by an increase in receivables. As of October 1, 1999, the Partnership also had $25.6 million of restricted cash which is available for replacement collateral in accordance with the terms of the 1994 and 1995 Note Indentures.

     Net cash provided by operating activities was $26.6 million for the 1999 Nine Months compared to $23.3 million for the 1998 Nine Months.

     At October 1, 1999, total debt was $825.2 million compared with $759.7 million at the end of 1998. The increase is attributable to the new hotels under construction and the newly-opened hotels. The current portion of long-term debt was $16.7 million, compared to $42.3 million at the end of 1998 due to refinancing of the Topeka Capitol Plaza Hotel and an extension of the maturity date on the Omaha Embassy Suites mortgage. The Partnership incurred net capital expenditures of approximately $96.4 million during the 1999 Nine Months and $103.4 million during the 1998 Nine Months. Of the $96.4 million incurred during the 1999 Nine Months, approximately $10.1 million was for capital improvements on existing hotel properties and approximately $86.3 million was for development of new hotels. During the remainder of 1999, the Partnership expects capital expenditures to total approximately $48.7 million, including approximately $5.4 million for capital improvements on existing hotels and approximately $43.3 million for continued new hotel development.

     As of October 1, 1999 the Partnership had three hotels under construction. The Partnership estimates the remaining building costs of these hotels will require additional capital expenditures of approximately $52.9 million during 1999. Construction in progress at October 1, 1999 included $68.6 million expended for these projects and other hotel refurbishments. The Partnership has received loans and loan commitments for projects under construction in the amount of $78.8 million, with $51.4 million available, and expects the remaining 1999 capital requirements to be funded by cash, operating income and refinancing of certain existing hotels. Based upon current plans relating to the timing of new hotel development, loan draw schedules, and additional loans on unencumbered developments, the Partnership anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvements.

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

     The Partnership has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Partnership does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Year 2000, compliant, except for its timekeeping and payroll systems which are being replaced, and are now currently scheduled for completion during November, 1999.

Corporate Systems

     Hardware. Computer systems were tested for Year 2000 compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems were replaced during the fourth quarter of 1998.

     Software. All software systems were tested during the first quarter of 1998. Word processing and spread sheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Year 2000 compliant and was replaced during January 1998. Maintenance upgrades to the accounting and payroll systems are scheduled for implementation during the fourth quarter of 1999.

Hotel Systems

     Hardware. Testing of Partnership-owned computer hardware was started during the first quarter of 1998. All systems have been tested and those systems deemed not Year 2000 compliant have been identified and have either been replaced or are scheduled to be replaced with equipment currently on order.

     Software

     Bass Hotels and Resorts use the Encore Property Management System. The current version has been updated and is now materially Year 2000 compliant. During testing, some hardware issues have been identified. BIOS patches from IBM were tested to correct these issues and these patches will be installed during the fourth quarter. No expense to the Partnership is anticipated at this time.

     Promus Hotels, Inc. uses the System21 Property Management System. This system is Year 2000 compliant.

     Radisson Hotels and some other Partnership hotels use the Fidelio Property Management System. The current version of this software is Year 2000 compliant. The operating system on the file servers will be compliant with the installation of software patches at no expense to the Partnership. During the third quarter, some hardware was replaced to maintain current levels of technology. The total amount of expense to the Partnership was less than $50,000. These systems were scheduled for upgrade in the year 2000 independent of the Year 2000 situation.

     Other Partnership hotels use the Multi Systems, Inc. Property Management System. This system is Year 2000 compliant. Independent of Year 2000 issues, some of these properties implemented hardware upgrades to maintain technology levels during the third quarter. The total cost to the Partnership for these expenses was less than $30,000.

Embedded Systems

     Non-critical. Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Year 2000 compliant. Those failing the Year 2000 testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Year 2000 compliant.

     Critical. Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Partnership has completed initial testing and will continue to evaluate these systems during the rest of 1999. Systems requiring modifications to be Year 2000 compliant have been identified and have been upgraded or replaced. Continued testing and evaluation of these systems will continue during the fourth quarter.

Timekeeping and Payroll Systems

     The Partnership currently uses Time Resource Management software from ADP for timekeeping. The currently installed version of this software is not Year 2000 compliant and was scheduled for replacement during the third quarter of 1999. Delays related to training and testing required moving the installation to November, 1999. Payroll processing is out-sourced and a Year 2000 compliance certificate from the processor is on file.

Vendor Compliance Certifications

     Strategic Relationships. Requests for Year 2000 compliance have been sent to those vendors which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership's offices.

     Utility Suppliers. Requests for Year 2000 compliance have been sent to those suppliers which have a strategic relationship with the Partnership specifically and with the hotels in general. Those compliance letters will be on file in the Partnership's offices.

Compliance Testing

Information Technology
----------------------

     Vendor Certification. The Partnership has received Year 2000 compliance certifications from the majority of its property management system vendors. These certifications are on file in the Partnership offices.

     Field Testing. The Partnership has received Year 2000 compliance testing software from the Partnership's property management system vendors. These tests were completed during the fourth quarter of 1998, and no further action is required.

     Evaluation. The Partnership will monitor all systems currently in place and those Year 2000 upgrades that were installed during the first half of 1999, to insure Year 2000 integrity. This evaluation will continue throughout the year 2000.

Embedded Systems.
----------------

     Vendor Certification. The Partnership has received Year 2000 compliance certifications from the majority of its vendors. These certificates are on file in the Partnership's offices.

     Field Testing. The Partnership or its authorized vendors began conducting Year 2000 compliance field testing during the fourth quarter of 1998 and will continue testing and evaluating throughout the year 2000.

     Evaluation. The Partnership will monitor all systems currently in place and those Year 2000 upgrades that were installed during the first half of 1999, to insure Year 2000 integrity. This evaluation will continue throughout the year 2000.

Cost of Implementation

Corporate Office
----------------

     Information Technology. Expenses for hardware and software that were directly attributed to Year 2000 compliance were less than $75,000.

     Embedded Systems. The Partnership has no current expenses directly attributed to Year 2000 compliance for embedded systems.

Hotels
------

Information Technology
----------------------

     Bass Hotels & Resorts - The Partnership has upgraded hardware and software systems over the last two years that were required from a technology standpoint. Year 2000 compliance was an ancillary benefit of these upgrades. Some additional hardware upgrades are expected to occur during the fourth quarter of 1999. These expenses are expected to be less than $10,000.

     Promus Hotels, Inc. - The Partnership has allocated approximately $50,000 to date for upgrades necessary to meet Year 2000 compliance at these hotels.

Embedded Systems. The Partnership has not expended any funds directly attributed to Year 2000 compliance for these systems. Those upgrades and replacements of equipment that have occurred over the last two years were required to replace equipment that had reached the end of the normal life cycle and not specifically for Year 2000 compliance.

Future Costs

Corporate Office
----------------

     Additional software upgrades are anticipated to maintain current technology levels but are not directly attributed to Y2K compliance.

Hotels
------

Information Technology
----------------------

     Bass Hotels & Resorts - Hotels operating under this flag (fifteen hotels) will incur minimal costs to replace some computer systems. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Year 2000 compliant hardware from other hotels that are receiving technology-driven upgrades.

     Promus Hotels, Inc. - Hotels operating under this flag (eighteen hotels) have received new hardware and software as part of a technology and Year 2000 compliant upgrade. The estimated total cost for this upgrade is approximately $625,000, which the Partnership plans to acquire by purchasing and/or leasing.

     The balance of the Partnership's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Year 2000 compliance issues.

     Embedded Systems. Final evaluation of these systems has not been completed at this time. No major replacements are expected based upon the results of early testing.

Risk Factors

     Information Technology. Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Partnership's corporate office and hotels are Year 2000 compliant.

     Embedded Systems. Analysis of all embedded systems has been completed. Testing and evaluation will continue during the fourth quarter of 1999. Risk to the operation of the Partnership is considered to be low.

     Vendors and Suppliers. The Partnership does not rely on the services of any one single vendor or supplier that will materially impact operations. To date, no strategic vendor or supplier has reported that it will not be Year 2000 compliant by the end of 1999. Based upon these reports, risk to the operations of the Partnership is considered to be low.

Contingency Plans

Information Technology
----------------------

     Hardware. A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Year 2000 compliance testing. These systems were replaced during the first half of 1999.

     Software. Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known non-compliant software systems were replaced during the first half of 1999, no material impact to the operation of the Partnership is expected.

     Embedded Systems Contingency plans have been finalized and testing successfully concluded during the third quarter of 1999. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Year 2000 issue.

     Vendors and Suppliers. The Partnership will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Year 2000 compliance issue. The Partnership maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Year 2000 compliant in the event their services are required.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of October 1, 1999, unaudited selected financial information with respect to the 1994 Collateral Hotels and the 1995 Collateral Hotels and the Partnership, excluding the Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided in the chart below:

                                                      Trailing 12 Months Ended October 1, 1999
                                            ----------       ----------       ----------       ----------
                                                  1994             1995       Management            Total
                                            Collateral       Collateral       Operations       Restricted
                                                Hotels           Hotels            Group            Group
                                            ----------       ----------       ----------       ----------
                                                    (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating revenues                            $144,372          $48,060           $8,167(a)      $200,599
Operating expenses:
  Direct operating costs and expenses           52,171           17,960               --           70,131
  General, administrative, sales and
   management expenses(b)                       39,829           15,197             (264)(c)       54,762
  Repairs and maintenance                        5,713            2,200               --            7,914
  Depreciation and amortization                 12,449            4,764              410           17,622
                                              --------          -------           ------         --------
         Total operating expenses              110,162           40,121              146          150,429
                                              --------          -------           ------         --------
Income from operations:                       $ 34,210          $ 7,939           $8,021         $ 50,170
                                              ========          =======           ======         ========
Operating Data:
  Occupancy                                       67.3%            61.0%
  Average daily room rate                     $  90.43          $ 81.46
  RevPAR                                      $  60.89          $ 49.73

                                                      Trailing 12 Months Ended January 1, 1999
                                            ----------       ----------       ----------       ----------
                                                  1994             1995       Management            Total
                                            Collateral       Collateral       Operations       Restricted
                                                Hotels           Hotels            Group            Group
                                            ----------       ----------       ----------       ----------
                                                    (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating revenues                            $139,721          $57,528           $6,783(a)      $204,032
Operating expenses:
   Direct operating costs and expenses          51,997           21,611               --           73,608
   General, administrative, sales
    and management expenses(b)                  39,292           18,617             (917)(c)       56,992
   Repairs and maintenance                       5,448            1,549               --            6,997
   Depreciation and amortization                11,922            5,402              412           17,736
                                              --------          -------           ------         --------
        Total operating expenses               108,659           47,179             (505)         155,333
                                              --------          -------           ------         --------
Income from operations:                       $ 31,062          $10,349           $7,288         $ 48,699
                                              ========          =======           ======         ========

Operating Data:
  Occupancy                                       66.0%            61.6%
  Average daily room rate                     $  87.51          $ 80.16
  RevPAR                                      $  56.70          $ 49.34

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business
operations and maintain liquidity.   The following table presents the principal
cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of October 1, 1999:

                                          Expected Maturity Date
                                              (in millions)

                                                                                            Fair
                                                                           There-           Value
                                  1999(d)   2000    2001    2002    2003   after    Total    (e)
Long-Term Debt               (a)

 $300 Million 1st Mortgage        $  -     $   -   $   -   $   -   $   -     $300    $300    $313
  Notes
    Average interest rate    (b)   8.9%      8.9%    8.9%    8.9%    8.9%     8.9%    8.9%

 $90 Million 1st Mortgage         $  -     $   -   $   -   $   -   $   -     $ 90    $ 90    $ 94
  Notes
    Average interest rate    (b)   9.8%      9.8%    9.8%    9.8%    9.8%     9.8%    9.8%

 Other fixed-rate debt            $  6     $   6   $  13   $  53   $  24     $230    $332    $332
  obligations
    Average interest rate    (b)   8.4%      8.4%    8.2%    8.8%    8.6%     8.6%    8.6%

 Other variable-rate debt         $  1     $  11   $  22   $   1   $  15     $ 53    $103    $103
  obligations
    Average interest rate    (c)   8.1%      8.1%    8.1%    8.1%    8.1%     8.1%    8.1%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of October 1, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

                                JOHN Q. HAMMONS HOTELS, L.P.

                                By: John Q. Hammons Hotels, Inc.,
                                    its General Partner


                                By: /s/ John Q. Hammons
                                    -------------------------------------------
                                    John Q. Hammons, Chairman, Founder, and
                                    Chief Executive Officer


                                By: /s/  Kenneth J. Weber
                                    -------------------------------------------
                                    Kenneth J. Weber
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)


                                JOHN Q. HAMMONS HOTELS FINANCE
                                CORPORATION


                                By: /s/ John Q. Hammons
                                    -------------------------------------------
                                    John Q. Hammons, Chairman, Founder, and
                                    Chief Executive Officer


                                By: /s/ Kenneth J. Weber
                                    --------------------------------------------
                                    Kenneth J. Weber
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)

                                JOHN Q. HAMMONS HOTELS FINANCE
                                CORPORATION II

                                By: /s/ John Q. Hammons
                                    -------------------------------------------
                                    John Q. Hammons, Chairman, Founder, and
                                    Chief Executive Officer


                                By: /s/ Kenneth J. Weber
                                    -------------------------------------------
                                    Kenneth J. Weber
                                    Chief Financial Officer and Executive Vice
                                    President (Principal Financial Officer)

Dated: November 12, 1999

                                 Exhibit Index
                                 -------------


27   Financial Data Schedule