Form 10-K405
period 1999-12-31
HAMMONS JOHN Q HOTELS LP
filed 2000-03-30
CIK 916536

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
     OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

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

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 45 hotels located in 19 states, containing 11,067 guest rooms or suites (the "Owned Hotels"), including four new hotels opened in 1999. The Company also manages five additional hotels located in two states, containing 1,136 guest rooms (the "Managed Hotels"). One of the Managed Hotels, a Days Inn, closed in December, 1999. On December 31, 1999, the Company also owned two upscale hotels at various stages of development, which opened early in 2000.
The Company's existing Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

     The Company's strategy is to increase cash flow and thereby enhance investor value primarily through (i) capitalizing on positive operating fundamentals in the upscale full-service sector of its markets and improving the operating results of its newer hotels, (ii) converting the franchises of its existing hotels to franchise brands that are considered to be more upscale, and
(iii) selling certain mature assets and re-investing the net proceeds.

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 17 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 14

Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include five non-franchise hotels, three Radissons, two Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton, and two Renaissance hotels. Four of the non-franchise hotels have the word "Plaza" in their names and the other non-franchise hotel is a resort hotel. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by its senior management team. Six Regional Vice Presidents and one District Director are responsible for supervising a group of General Managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, sales and marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale.

     The Company conducts all of its business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the Company, representing 73.5% of the combined voting power of both classes of the Company's Common Stock. The Company is the sole general partner of the Partnership through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Partnership. The Class A Common Stock of the Company represents 24.5% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent 75.5% of the total equity in the Partnership. Mr. Hammons is also the beneficial owner of 244,300 shares of Class A Common Stock.

     The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is (417) 864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

Development

     The Company announced on September 11, 1998 that it was ceasing new development activity, except for the hotels then under construction. The Company currently has no hotels under construction. The following table sets forth information as to the hotels opened after December 31, 1999:

                                               Number of
                                               ---------
Location                 Franchise/Name       Rooms/Suites    Description              Completion Date
--------                 --------------       ------------    -----------              ---------------
Oklahoma City, OK        Renaissance              311         Atrium; Convention       Opened January 29, 2000
                                                              Center
Charleston, SC           Embassy Suites           255         Atrium; Convention       Opened February 18, 2000
                                                              Center

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

     On June 16, 1999, the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois was sold to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company provided replacement collateral in accordance with the indenture provisions.

     The Company's development activity restricts its ability to grow net income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense and interest expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, the Company expects, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

Operations

     Management of the JQH Hotels network is coordinated by the Company's senior management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through six Regional Vice Presidents and one District Director responsible for guiding the General Managers of each JQH Hotel in day-to-day operations.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 50 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

Sales and Marketing

     The Company's marketing strategy is to market the JQH Hotels both through national marketing programs and local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels Regional Vice Presidents, District Director and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

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

Franchise Agreements

     The Company enters into non-exclusive franchise licensing agreements (the "Franchise Agreements") with franchisors which it believes are the most successful brands in the hotel industry. The term of the individual Franchise Agreement for a hotel typically is 20 years. The Franchise Agreements allow the Company to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of the Franchise Agreements allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to operate hotels in conjunction with other brand names. While the Company currently has a good relationship with its franchisors, there can be no assurance that a desirable replacement would be available if any of the Franchise Agreements were to be terminated.

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

Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $6.2 million, $2.2 million and $1.1 million in 1997, 1998 and 1999, respectively. During 1999, the Company realized continued favorable trends in insurance expense as a result of claim experience and rate improvements and a favorable buyout of several prior self-insured years. The Company believes that the JQH Hotels are adequately covered by insurance.

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

Employees

     The Company employs approximately 8,000 full time employees, approximately 300 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

     The following is a biographical summary of the experience of the executive officers and other key officers of the General Partner.

     John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the General Partner, and a founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 85 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

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

     Lonnie A. Funk is Senior Vice President of Operations of the General Partner. He began with the General Partner in 1975 as the General Manager at the Holiday Inn in Billings, Montana. In 1981, he was promoted to Regional Vice President of the Midwest Region. In November 1998, he was promoted to his current position.

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

     Kent Foster joined the General Partner as Vice President of Human Resources in August of 1999. Prior to that time, he served as Director and Manager, Human Resources of Dayco Products, Inc. in Michigan. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

     William T. George, Jr., is Vice President, Capital Planning and Asset Protection of the Company. He joined the Company in 1994 from Promus Hotel Corporation, where he had been director of capital refurbishment.

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

Item 2.  Properties.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1999, the Company made aggregate annual lease payments of approximately $234,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which two of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 33 of the Owned Hotels are located, while ten of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

     The JQH Hotels are located in 20 states and contain a total of 12,203 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

     Each of the JQH Hotels is individually designed by the Company. Many of the JQH Hotels contain an impressive multi-storied atrium, large indoor water features, lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. In addition to the visual appeal, the Company believes that an atrium design in which each of the hotel's room doors face into the atrium, combined with glass elevators, achieves a greater level of security for all guests. The Company believes this safety factor is particularly relevant to women, who represent a growing portion of its business clientele. The JQH Hotels also appeal to fitness conscious guests as all of the JQH Hotels have at least one swimming pool and most have exercise facilities.

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

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $20.3 million in the last four years on the Owned Hotels. During 2000, the Company expects to spend approximately $19.1 million on refurbishment of the Owned Hotels.

Owned Hotels

     The Owned Hotels consist of 45 hotels, which are located in 19 states and contain a total of 11,067 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                             Number of
                                                             ---------
Location                      Franchise/Name                 Rooms/Suites  Description                                 Opening Date
--------                      --------------                 ------------  -----------                                 ------------
Montgomery, AL                Embassy Suites                 237           Atrium;                                          8/95
                                                                           Meeting Space:           15,000 sq. ft.  (c)
Tucson, AZ                    Holiday Inn                    299           Atrium;                                         11/81
                                                                           Meeting Space:           14,000 sq. ft.
Tucson, AZ                    Marriott                       250           Atrium;                                         12/96
                                                                           Meeting Space:           11,500 sq. ft.
Little Rock, AR               Embassy Suites                 251           Atrium;                                          8/97
                                                                           Meeting  Space           14,000 sq. ft.
Springdale, AR                Holiday Inn                    206           Atrium;                                          7/89
                                                                           Meeting Space:           18,000 sq. ft.
                                                                           Convention Center:       29,280 sq. ft.

Springdale, AR                Hampton Inn & Suites           102           Meeting Space:              400 sq. ft.         10/95
Bakersfield, CA               Holiday Inn Select             259           Meeting Space:            9,735 sq. ft.  (c)     6/95
Monterey, CA                  Embassy Suites                 225           Meeting Space:           13,700 sq. ft.         11/95
Sacramento, CA                Holiday Inn                    364           Meeting Space:            9,000 sq. ft.          8/79
San Francisco, CA             Holiday Inn                    279           Meeting Space:            9,000 sq. ft.          6/72

Denver, CO(a)                 Holiday Inn (International     256           Atrium;                                         10/82
                              Airport)                                     Trade Center:            66,000 sq. ft.  (b)

Denver, CO                    Holiday Inn (Northglenn)       236           Meeting Space:           20,000 sq. ft.         12/80
Fort Collins, CO              Holiday Inn                    259           Atrium;                                          8/85
                                                                           Meeting Space:           12,000 sq. ft.
Coral Springs, FL             Radisson Plaza                 224           Atrium                    5,326 sq. ft.          5/99
                                                                           Convention Center:       12,800 sq. ft.          5/98
St. Augustine, FL             World Golf Village Resort      300           Atrium;
                                                                           Convention Center:       40,000 sq. ft.
Tampa, FL                     Embassy Suites                 247           Atrium;                                          1/98
                                                                           Meeting Space:           18,000 sq. ft.
Cedar Rapids, IA              Collins Plaza                  221           Atrium;                                          9/88
                                                                           Meeting Space:           11,250 sq. ft.
Davenport, IA                 Radisson                       221           Meeting Space:            7,800 sq. ft.  (c)    10/95
Des Moines, IA                Embassy Suites                 234           Atrium;                                          9/90
                                                                           Meeting Space:           13,000 sq. ft.
Des Moines, IA                Holiday Inn                    288           Atrium;                                          1/87
                                                                           Meeting Space:           15,000 sq. ft.
Topeka, KS                    Capitol Plaza                  224           Atrium;                                          8/98
                                                                           Convention Center:       26,000 sq. ft.
Bowling Green, KY             University Plaza               218           Meeting Space:            4,000 sq. ft.  (c)     8/95
Branson, MO                   Chateau on the Lake            301           Atrium; Meeting                                  5/97
                                                                           Space:                   40,000 sq. ft.
Jefferson City, MO            Capitol Plaza                  255           Atrium;                                          9/87
                                                                           Meeting Space:           14,600 sq. ft.
Joplin, MO                    Holiday Inn                    262           Atrium;                                          6/79
                                                                           Meeting Space:            8,000 sq. ft.
                                                                           Trade Center:            32,000 sq. ft.  (b)

Kansas City, MO(a)            Embassy Suites                 236           Atrium;                                          4/89
                                                                           Meeting Space:           12,000 sq. ft.
Kansas City, MO               Homewood Suites                117           Extended Stay                                    5/97
Springfield, MO               Holiday Inn                    188           Atrium;                                          9/87
                                                                           Meeting Space:            3,020 sq. ft.
Omaha, NE                     Embassy Suites                 249           Atrium;                                          1/97
                                                                           Meeting Space:           13,000 sq. ft.
Reno, NV                      Holiday Inn                    283           Meeting Space:            8,700 sq. ft.          2/74
Albuquerque, NM               Holiday Inn                    311           Atrium;                                         12/86
                                                                           Meeting Space:           12,300 sq. ft.
Charlotte, NC                 Renaissance Suites             275           Atrium;
                                                                           Meeting Space:           17,400 sq. ft.         12/99

Greensboro, NC(a)             Embassy Suites                 219           Atrium;                                          1/89
                                                                           Meeting Space:           10,250 sq. ft.
Greensboro, NC(a)             Homewood Suites                104           Extended Stay                                    8/96
Raleigh-Durham, NC            Embassy Suites                 273           Atrium;                                          9/97
                                                                           Meeting Space:           20,000 sq. ft.
Portland, OR(a)               Holiday Inn                    286           Atrium;                                          4/79
                                                                           Trade Center:            37,000 sq. ft.  (b)
Portland, OR(a)               Embassy Suites                 251           Atrium;                                          9/98
                                                                           Meeting Space:           11,000 sq. ft.
Columbia, SC                  Embassy Suites                 214           Atrium;                                          3/88
                                                                           Meeting Space:           13,000 sq. ft.
Greenville, SC                Embassy Suites                 268           Atrium;                                          4/93
                                                                           Meeting Space:           20,000 sq. ft.
Beaumont, TX                  Holiday Inn                    253           Atrium;                                          3/84
                                                                           Meeting Space:           12,000 sq. ft.
Dallas/Ft. Worth Airport,     Embassy Suites                 329           Atrium;
TX (a)                                                                     Meeting Space:           18,900 sq. ft.          8/99

Houston, TX(a)                Radisson                       288           Atrium;                                         12/85
                                                                           Meeting Space:           14,300 sq. ft.
Mesquite, TX                  Hampton Inn Suites             160           Meeting Space:           21,200 sq. ft.          4/99
                                                                           Convention Center:       35,100 sq. ft.  (c)
Charleston, WV                Embassy Suites                 253           Atrium;                                         12/97
                                                                           Meeting Space:           14,600 sq. ft.
Madison, WI                   Marriott                       292           Atrium;                                         10/85
                                                                           Meeting Space:           15,000 sq. ft.  (b)
                                                                           Convention Center:       50,000 sq. ft.


________________________

(a)  Airport location
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.
(c)  Large civic center is located adjacent to hotel.

Managed Hotels

     The Managed Hotels consist of five hotels (three Holiday Inns, one Sheraton, and one Days Inn, which closed in December, 1999) located in two states (Missouri and South Dakota), and contain a total of 1,136 guest rooms. Mr. Hammons directly owns four of these five hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the General Partner, and Lonnie A. Funk, an employee of the General Partner, each own a 25% interest in this entity. Mr. Funk acquired his interest in April, 1999 from Daniel L. Earley. There is a convention and trade center adjacent to three of the Managed Hotels.

     The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns annual management fees of 3-5% of the hotel's gross revenues. Each of the Managed Hotels' management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     Not Applicable


Item 6.  Selected Financial Data.

     The selected consolidated financial information of the Company for the 1999, 1998, 1997, 1996, and 1995 Fiscal Years has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of Operations" included under Item 7.   The Company's fiscal year
ends on the Friday nearest December 31. Consequently, the Company's 1996 Fiscal Year included 53 weeks of operations while the 1995, 1997, 1998 and 1999 Fiscal Years included 52 weeks of operations.

Selected Consolidated Financial Information
-------------------------------------------
                 (in thousands, except per share amounts, ratios and hotel data)

                                                                      FISCAL YEAR-ENDED
                                                       1999           1998           1997         1996          1995
REVENUES
  Rooms (a)                                          $229,807       $211,989       $195,296     $171,206       $148,432
  Food and beverage                                   101,231         91,982         86,183       79,580         70,840
  Meeting room rental and other (b)                    25,410         22,159         20,795       18,061         15,907
                                                     --------       --------       --------     --------       --------
   Total revenues                                     356,448        326,130        302,274      268,847        235,179
                                                     --------       --------       --------     --------       --------

OPERATING EXPENSES
  Direct operating costs and expenses (c)
   Rooms                                               59,507         54,600         50,265       43,610         38,543
   Food and beverage                                   68,799         64,174         62,383       57,956         54,228
   Other                                                3,667          3,389          3,385        2,929          2,521
  General, administrative, sales and management
   service expenses (d,e)                             104,876         95,500         85,766       74,646         64,234
  Repairs and maintenance                              15,059         13,438         12,578       11,528         10,131
  Depreciation and amortization                        45,669         45,580         34,781       24,034         18,346
                                                     --------       --------       --------     --------       --------
   Total operating expenses                           297,577        276,681        249,158      214,703        188,003
                                                     --------       --------       --------     --------       --------

INCOME FROM OPERATIONS                                 58,871         49,449         53,116       54,144         47,176

OTHER (INCOME) EXPENSES
  Interest expense and amortization of deferred
   Financing fees, net                                 62,209         57,286         44,325       35,620         28,447
  Gain on sales of property and equipment (f)          (2,365)        (8,175)            --           --             --
                                                     --------       --------       --------     --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM  AND CUMULATIVE EFFECT OF CHANGE IN             $   (973)      $    338       $  8,791     $ 18,524       $18,729
 ACCOUNTING PRINCIPLE (g)(h)                         ========       ========       ========     ========       ========

BALANCE SHEET DATA
  Total Assets                                       $934,312       $876,486       $816,733     $658,072       $542,371
  Total Debt, including current portion               828,843        759,716        695,791      531,143        458,094

(a)  Includes revenues derived from rooms.
(b) Includes meeting room rental, management fees for providing management services to the Managed Hotels and other.
(c) Includes expenses incurred in connection with rooms, food and beverage, and telephones.
(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.
(e) Includes expenses incurred providing management services to the Managed Hotels.
(f) Gain on sales includes six hotels sold February 6, 1998 and one hotel sold December 31, 1998 and one hotel sold on June 16, 1999.
(g) The 1995 Fiscal Year does not include a $0.3 million extraordinary charge related to prepayment fees on Stock Offering. The 1998 and 1999 Fiscal Years do not include a $2.2 million and a $0.2 million, respectively, extraordinary charge related to early extinguishment of debt.
(h) The Company adopted a new accounting pronouncement in 1999 which requires cost of start up activities, including pre-opening expenses, to be expensed as incurred. The 1999 Fiscal Year does not include a $1.8 million charge related to the change in accounting.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

     The following tables set forth, as of December 31, 1999, unaudited selected financial information with respect to the 17 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Company, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                 Trailing 12 Months Ended December 31, 1999
                                               1994               1995      Management
                                         Collateral         Collateral      Operations               Total
                                             Hotels             Hotels           Group          Restricted
                                         ----------           --------       ---------          ----------
Statement of Operations Data:
Operating Revenues                         $146,148            $50,368          $8,208(a)         $204,724

Operating Expenses:
Direct operating costs and expenses          52,440             18,846              --              71,286

General Administrative, Sales
and Mgmt expenses (b)                        39,570             16,286            (473)(c)          55,383
 Repairs and Maintenance                      5,779              2,382              --               8,161

 Depreciation and Amortization               12,902              5,173             395              18,470
                                           --------            -------          ------            --------
      Total Operating Expense               110,691             42,687             (78)            153,300
                                           --------            -------          ------            --------
Income from Operations                     $ 35,457            $ 7,681          $8,286            $ 51,424
                                           ========            =======          ======            ========
Operating Data:

   Occupancy                                   68.0%              60.9%

   Average Daily Room Rate                 $  90.79            $ 80.51

   RevPAR                                  $  61.74            $ 49.03

                                                                   12 Months Ended January 1, 1999
                                                    1994              1995           Management
                                              Collateral        Collateral           Operations              Total
                                                  Hotels            Hotels                Group         Restricted
                                              ----------        ----------           ----------         ----------
Statement of Operations Data:
Operating Revenues                              $139,721           $57,528               $6,783 (a)       $204,032

Operating Expenses:
Direct operating costs and expenses               51,997            21,611                   --             73,608

General Administrative,  Sales
and Mgmt expenses (b)                             39,292            18,617                 (917)(c)         56,992
 Repairs and Maintenance                           5,448             1,549                   --              6,998

 Depreciation and Amortization                    11,922             5,402                  412             17,736
                                                --------           -------               ------           --------
      Total Operating Expense                    108,659            47,179                 (505)           155,334
                                                --------           -------               ------           --------
Income from Operations                          $ 31,062           $10,349               $7,287           $ 48,698
                                                ========           =======               ======           ========
Operating Data:

   Occupancy                                        66.0%             61.6%

   Average Daily Room Rate                      $  87.51           $ 80.16

   RevPAR                                       $  56.70           $ 49.34

(a) Represents management revenues derived from the Owned Hotels owned by Two L.P. and the Managed Hotels.
(b) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.
(c) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management revenues allocated to the 1994 and 1995 Collateral Hotels.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion and analysis primarily addresses results of operations of the Company for the fiscal years ended December 31, 1999 ("1999"), January 1, 1999 ("1998") and January 2, 1998 ("1997"). The following discussion should be read in conjunction with the selected consolidated financial information of the Company and the consolidated financial statements of the Company included elsewhere herein.

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

     From 1995 through 1999, the Company's total revenues grew at an annual compounded growth rate of 10.9%, from $235.2 million to $356.4 million. Occupancy for the Owned Hotels during that period decreased 4.2 percentage points from 67.1% to 62.9%. However, the Owned Hotels' average daily room rate
(ADR) increased by 32.4% from $71.68 to $94.87 during that period. Room revenue per available room (RevPAR) increased by 24.0% from $48.09 to $59.64.

     In general, hotels opened during the period from 1995 to 1999 decreased overall occupancy but increased the overall average room rate. The Company tracks the performance of the Owned Hotels in two groups. One group of hotels are those opened by the Company during the current and prior fiscal years (New Hotels). During 1999, the New Hotels included four hotels opened in 1999 and four hotels opened in 1998. The remainder of the Owned Hotels, excluding the New Hotels, are defined as Mature Hotels. In 1999, the Mature Hotels included 37 hotels opened prior to 1998. New hotels typically generate positive cash flow from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive cash flow after debt service in the third year.

-----------------------------------------------------------------------------------------------------------------------------
                                                                         FISCAL YEAR-ENDED
-----------------------------------------------------------------------------------------------------------------------------
                                                   1999             1998             1997               1996            1995
-----------------------------------------------------------------------------------------------------------------------------
OWNED HOTELS
-----------------------------------------------------------------------------------------------------------------------------
 Average Occupancy                                 62.9%            62.1%            62.9%              64.7%           67.1%
-----------------------------------------------------------------------------------------------------------------------------
 Average Daily Room Rate (ADR)               $    94.87       $    91.38       $    82.38         $    76.16      $    71.68
-----------------------------------------------------------------------------------------------------------------------------
 Room Revenue per Available Room
    (RevPAR)                                 $    59.64       $    56.79       $    51.84         $    49.24      $    48.09
-----------------------------------------------------------------------------------------------------------------------------
 Available Rooms (a)                          3,853,403        3,733,166        3,767,387          3,476,279       3,087,700
-----------------------------------------------------------------------------------------------------------------------------
 Number of Hotels                                    45               42               45                 39              37
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
MATURE HOTELS
-----------------------------------------------------------------------------------------------------------------------------
 Average Occupancy                                 64.7%            64.1%            63.8%              64.8%           67.1%
-----------------------------------------------------------------------------------------------------------------------------
 Average Daily Room Rate (ADR)               $    93.60       $    86.50       $    79.80         $    76.06      $    71.68
-----------------------------------------------------------------------------------------------------------------------------
 Room Revenue per Available Room
   (RevPAR)                                  $    60.57       $    55.41       $    50.90         $    49.24      $    48.09
-----------------------------------------------------------------------------------------------------------------------------
 Available Rooms (a)                          3,332,718        3,012,845        3,388,896          3,454,899       3,087,700
-----------------------------------------------------------------------------------------------------------------------------
 Number of Hotels                                    37               32               37                 37              37
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NEW HOTELS
--------------------------------------------------------------------------------------------------------------------------------
 Average Occupancy                                  51.0%            54.1%            55.3%              42.2%             --
--------------------------------------------------------------------------------------------------------------------------------
 Average Daily Room Rate (ADR)                $   105.25       $   115.55       $   108.97         $   100.49              --
--------------------------------------------------------------------------------------------------------------------------------
 Room Revenue per Available Room
   (RevPAR)                                   $    53.70       $    62.54       $    60.21         $    42.42              --
--------------------------------------------------------------------------------------------------------------------------------
 Available Rooms (a)                             520,685          720,321          378,491             21,380              --
--------------------------------------------------------------------------------------------------------------------------------
 Number of Hotels                                      8               10                8                  2              --
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
PERCENTAGES OF TOTAL REVENUES
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
--------------------------------------------------------------------------------------------------------------------------------
 Rooms                                              64.5%            65.0%            64.6%              63.7%           63.1%
--------------------------------------------------------------------------------------------------------------------------------
 Food and beverage                                  28.4%            28.2%            28.5%              29.6%           30.1%
--------------------------------------------------------------------------------------------------------------------------------
 Meeting room rental and other                       7.1%             6.8%             6.9%               6.7%            6.8%
                                              ----------       ----------       ----------         ----------      ----------
--------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                  100.0%           100.0%           100.0%             100.0%          100.0%
                                              ----------       ----------       ----------         ----------      ----------
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
--------------------------------------------------------------------------------------------------------------------------------
 Direct operating costs and expenses
--------------------------------------------------------------------------------------------------------------------------------
   Rooms                                            16.7%            16.7%            16.6%              16.2%           16.4%
--------------------------------------------------------------------------------------------------------------------------------
   Food and beverage                                19.3%            19.7%            20.6%              21.6%           23.0%
--------------------------------------------------------------------------------------------------------------------------------
   Other                                             1.0%             1.0%             1.1%               1.1%            1.1%
--------------------------------------------------------------------------------------------------------------------------------
 General, administrative, sales and
--------------------------------------------------------------------------------------------------------------------------------
   Management service expenses                      29.4%            29.3%            28.4%              27.8%           27.3%
--------------------------------------------------------------------------------------------------------------------------------
 Repairs and maintenance                             4.2%             4.1%             4.2%               4.3%            4.3%
--------------------------------------------------------------------------------------------------------------------------------
 Depreciation and amortization                      12.8%            14.0%            11.5%               8.9%            7.8%
                                              ----------       ----------       ----------         ----------      ----------
--------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                         83.4%            84.8%            82.4%              79.9%           79.9%
                                              ----------       ----------       ----------         ----------      ----------
--------------------------------------------------------------------------------------------------------------------------------
 Income from Operations                             16.6%            15.2%            17.6%              20.1%           20.1%
                                              ==========       ==========       ==========         ==========      ==========
--------------------------------------------------------------------------------------------------------------------------------

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the prior reported or, in the case of New Hotels, the number of days the hotel was opened during the period reported. The Company's 1996 Fiscal Year contained 53 weeks or 371 days, while its 1995, 1997 1998 and 1999 Fiscal Years each contained 52 weeks, or 364 days.

1999 FISCAL YEAR COMPARED TO 1998 FISCAL YEAR

Total revenues increased to $356.4 million in 1999 from $326.1 million in 1998, an increase of $30.3 million, or 9.3%. Of total revenues recognized in 1999, 64.5% were revenues from rooms, compared to 65.0% in 1998. Revenues from food and beverage represented 28.4% of total revenues recognized in 1999, compared to 28.2% in 1998, and revenues from meeting room rental and other represented 7.1% of total revenues compared to 6.8% in 1998.

Rooms revenues increased to $229.8 million in 1999 from $212.0 million in 1998, an increase of $17.8 million, or 8.4%, as a result of the addition of four hotels opened in 1999, a full year of operation for the four hotels opened in 1998, and an increase in the average daily room rate (ADR) of the Mature Hotels. Average daily room rates (ADR) of Mature Hotels increased to $93.60 in 1999 from $86.50 in 1998. The occupancy in the Mature Hotels was a 0.6 percentage point increase to 64.7% in 1999, compared to 64.1% in 1998. The Mature Hotels' room revenue per available room (RevPAR) improved to $60.57 in 1999 from $55.41 in 1998, an increase of $5.16 or 9.3%. In 1999, the New Hotels included eight hotels, which generated a revenue per available room (RevPAR) of $53.70, down 14.1% from the 1998 revenue per available room (RevPAR) of $62.54, when ten New Hotels were open. In general, management believes the New Hotels are more insulated from the effects of new hotel supply than are the Mature Hotels, since the New Hotels utilize franchise brands that are considered to be more upscale in nature, and the New Hotels have higher-quality guest rooms and public spaces.

Food and beverage revenues increased to $101.2 million in 1999 from $92.0 million in 1998, an increase of $9.2 million, or 10.0%. This increase was primarily due to revenues associated with the New Hotels.

Meeting room rental and other revenues increased to $25.4 million in 1999 from $22.2 million in 1998, an increase of $3.2 million, or 14.4%. This increase was primarily due to the additional meeting space in the New Hotels.

Direct operating costs and expenses for rooms increased to $59.5 million in 1999 from $54.6 million in 1998, an increase of $4.9 million, or 9.0%. As a percentage of rooms revenue, these expenses increased slightly to 25.9% in 1999 from 25.8% in 1998. The increased expense was associated with the New Hotels. These costs generally represent a higher percentage of rooms revenue in newer hotels until these hotels reach stabilized occupancy levels.

Direct operating costs and expenses for food and beverage increased to $68.8 million in 1999 from $64.2 million in 1998, an increase of $4.6 million, or 7.2%, but decreased slightly as a percentage of food and beverage revenues to 68.0%, from 69.8% in 1998. The dollar increase was due to costs associated with the higher volume of sales associated with the New Hotels.

Direct operating costs and expenses for other were $3.7 million in 1999 and $3.4 million in 1998, an 8.8% increase. As a percentage of meeting room rental and other revenues, these expenses were 14.4% in 1999 and 15.3% in 1998.

General, administrative, sales and management service expenses increased to $104.9 million in 1999 from $95.5 million in 1998, an increase of $9.4 million, or 9.8%. Increases in these expenses were primarily attributable to the Company's adoption of a new accounting pronouncement in 1999 which requires cost of start up activities, including pre-opening expenses, to be expensed as incurred. Pre-opening expenses approximated $4.2 million in 1999. In addition, a large portion of expenses associated with New Hotel openings are fixed costs in nature. As a result, these expenses rise faster than revenues in the first one to two years of operation. As a percentage of total revenues, these expenses increased slightly to 29.4% in 1999, from 29.3% in 1998.

Repairs and maintenance expenses increased to $15.1 million in 1999 from $13.4 million in 1998, an increase of $1.7 million, or 12.7%, and increased slightly as a percentage of revenues to 4.2% from 4.1% in 1998.

Depreciation and amortization increased slightly by $0.1 million, or 0.2%, to $45.7 million in 1999 from $45.6 million in 1998. As a percentage of total revenues, these expenses decreased to

12.8% in 1999 from 14.0% in 1998. The dollar increase was a direct result of the increased level of capital expenditures for the newer hotels.

Income from operations increased to $58.9 million in 1999 from $49.4 million in 1998, an increase of $9.5 million, or 19.2%. As a percentage of total revenues, income from operations was 16.6% in 1999 compared to 15.2% in 1998, due primarily to the higher proportion of the non-cash expense of depreciation and amortization in 1998.

Interest expense and amortization of deferred financing fees, net increased to $65.4 million in 1999 from $57.3 million in 1998, an increase of $8.1 million or 14.1%. The increase was attributable to debt associated with the financing of the New Hotels.

Income (loss) before extraordinary item and cumulative effect of change in accounting principle was a $1.0 million loss in 1999 compared to $0.3 million of income in 1998. The 1999 results include a $2.4 million gain on the sale of one Holiday Inn in June of 1999, and a $0.2 million extraordinary item (cost of early extinguishment of debt). The 1998 results include an $8.2 gain on the sale of property and equipment in connection with the sale of six Holiday Inns in February of 1998 and one Holiday Inn in December of 1998 and a $2.2 million extraordinary item.

1998 FISCAL YEAR COMPARED TO 1997 FISCAL YEAR

Total revenues increased to $326.1 million in 1998 from 302.3 million in 1997, an increase of $23.8 million, or 7.9%. Of the total revenues reported in 1998, 65.0% were revenues from rooms, 28.2% were revenues from food and beverage and 6.8% were revenues from meeting room rental and other, compared with 64.6%, 28.5% and 6.9%, respectively, during 1997.

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

General administrative, sales and management service expenses increased to $95.5 million in 1998 from $85.8 million in 1997, an increase of $9.7 million, or 11.3%. Increases in these expenses are primarily attributable to expenses associated with the opening of new hotels in 1997 and 1998. As a percentage of total revenues, these expenses increased to 29.3 % in 1998 from 28.4% in 1997.

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

Income from operations decreased to $49.4 million 1998 from $53.1 million in 1997, a decrease of $3.7 million, or 7.0%. The decrease was due to higher costs, including depreciation expense related to the building of new hotels. As a percentage of total revenues, income from operations was 15.2% in 1998 and 17.6% in 1997.

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

     At December 31, 1999, the Company had $49.7 million of cash and equivalents and also had $5.0 million of marketable securities, compared to $46.2 million in cash and cash equivalents and $6.5 million of marketable securities at the end of 1998. Such amounts are available for completion of new hotels and other working capital requirements of the Company.

     Net cash provided by operating activities decreased to $41.3 million at the end of 1999 from $43.5 million at the end of 1998, a decrease of $2.2 million, or 5.1%, primarily as the Company decreased its trade payables.

     The Company incurred net capital expenditures of $123.6 million and $131.2 million, respectively, for 1999 and 1998. Capital expenditures typically include capital improvements on existing hotel properties and expenditures for development of new hotels. Capital expenditures in 1999 included $107.5 million for new hotel development and $16.1 million for existing hotels. During 1998, capital expenditures for existing hotels and new hotel development were $19.7 million and $111.5 million, respectively. During 2000, the Company expects capital expenditures to approximate $48.7 million, representing approximately $19.1 million for capital improvements on existing hotels and approximately $29.6 million for continued new hotel development.

     At the end of 1999, total debt was $828.8 million compared with $759.7 million in 1998. The increase is attributable to the hotels opened during 1999 as well as two Scheduled Hotels under construction at the end of 1999. The current portion of long-term debt was $16.6 million at the end of 1999, compared with $42.3 million at the end of 1998.

     On June 16, 1999, the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois was sold to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of the indenture, the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company provided replacement collateral in accordance with the indenture provisions.

     The Company estimates that building, pre-opening and other costs of the two Scheduled Hotels will require aggregate funding of approximately $24.4 million from the Company (net of $52.9 million included in construction in progress and other assets at year end). The Company has obtained loans and commitments of approximately $51.0 million (approximately $30.0 million of which had been drawn at year end) on the Scheduled Hotels and expects the remaining 2000 capital requirements to be funded by cash, cash flow from operations and refinancing of certain existing hotels.

     Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement projects.

     Consistent with the authorization by the partner's Board of Directors, the Company advanced $3 million to the General Partner to purchase 744,200 shares of its outstanding Class A Common Stock during 1999, at an approximate average price of $4.03 per share. The Board of Directors of the General Partner has authorized the purchase of an additional $3 million of shares of Class A Common Stock during 2000.

     The Company did not distribute or accrue any amounts in 1999 to its partners for income taxes, but distributed or accrued $10.6 million in 1998 to partners for income taxes. Distributions by the Company must be made in accordance with the provisions of the Indentures.

Year 2000

     The Company implemented a program over the past several years to define and minimize the risks related to transitioning to the year 2000 and beyond. The program developed appropriate action steps, while instituting a series of management processes to coordinate and manage the process. The process included corporate oversight and provided for consistent attention to progress made against planned activities with periodic assessments made by independent parties and reports to the Board of Directors. The Company's approach was to subdivide the program into five distinct areas: 1) Corporate Systems; 2) Hotel Systems; 3) Embedded Systems; 4) Time Keeping and Payroll Systems and 5) Vendor Compliance. Each of these categories was broken into several subcategories (hardware and software systems, critical and non-critical systems and compliance testing) The Company analyzed and monitored progress in each subcategory of each category.

     To date the program has been successful and the Company has transitioned all of its systems to the new millennium. No significant problems were identified in any of the five areas, and the Company believes the risk related to future exposure for Year 2000 issues is minimal. The cost associated with the Year 2000 initiative in 1999 was approximately $0.6 million, including the cost for scheduled hardware and software upgrades.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain
liquidity.   The following table presents the principle cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of December 31, 1999:

                            Expected Maturity Date
                                 (in millions)

                                       2000        2001        2002        2003        2004     Thereafter    Total   Fair Value (d)
Long-Term Debt(a)
   $300 Million 1/st/ Mortgage Notes   $  -       $   -       $   -       $   -       $ 300       $  --        $300       $313
   Average interest rate (b)            8.9%        8.9%        8.9%        8.9%        8.9%         --         8.9%
   $90 Million 1/st/ Mortgage Notes    $  -       $   -       $   -       $   -       $   -       $  90        $ 90       $ 94
   Average interest rate(b)             9.8%        9.8%        9.8%        9.8%        9.8%        9.8%        9.8%
   Other fixed-rate debt
    obligations                        $  6       $  14       $  31       $  38       $   6       $ 224        $319       $319
   Average interest rate(b)             8.4%        8.2%        8.7%        8.8%        8.5%        8.6%        8.6%
   Other variable-rate debt
    obligations                        $ 10       $  33       $   1       $  16       $  29       $  31        $120       $120
   Average interest rate(c)             8.8%        8.8%        8.8%        8.8%        8.8%        8.8%        8.8%

(a)  Includes amounts reflected as long-term debt due within one year
(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 31, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1/st/ Mortgage Notes and the $90 million 1/st/ Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Company does not have any directors or officers. The General Partner in its capacity as general partner, manages and controls the activities of the Company. The following sets forth certain information concerning the directors and director nominees of the General Partner who are not also officers of the General Partner. Information required by this item with respect to officers of the General Partner is provided in Item 1 of this report. See "Management." Finance Corp. and Finance Corp. II each have the same directors and officers as the General Partner, except that Messrs. Dempsey, Earley, Hart, Lopez-Ona, Moore and Sullivan are not directors of Finance Corp. or Finance Corp. II.

     Donald H. Dempsey, age 55, became a director of the Company in August 1999. Mr. Dempsey currently serves as Executive Vice President and Chief Financial Officer of Equity Inns, Inc., where he also serves on its board of directors. Equity Inns, Inc. is a large lodging real estate investment trust headquartered in Germantown, Tennessee, which owns 100 hotels in 36 states. Mr. Dempsey has more than 30 years' experience in corporate and financial management within the hotel industry. Prior to joining Equity Inns in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotel Corporation, a publicly traded hotel franchiser, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. Mr. Dempsey was named Senior Vice President and Chief Financial Officer in 1995 of The Promus Companies Incorporated ("PCI"); from 1993 to 1995, he served as Senior Vice President of Finance and Administration of the Hotel Division. From1983 to 1993, he was Vice President of Franchising and Development for the Hampton Inn Division of PCI. Mr. Dempsey also held various corporate and financial management and administrative positions with Holiday Inns from 1969 to 1983.

     Daniel L. Earley, age 57, has been a director of the General Partner since February 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of Clermont Savings Bank, FSB, a community bank located Milford, Ohio, which is owned by Mr. Hammons.

     William J. Hart, age 59, has been a director of the General Partner since December 1993. He is a partner in the law firm of Husch & Eppenberger, LLC formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for Mr. Hammons. Mr. Hart has also been a director since 1981 of Johnston Industries, Inc., a commercial textiles company listed on the New York Stock Exchange.

     John E. Lopez-Ona, age 42, became a director of the General Partner in May 1996. Mr. Lopez-Ona was a Managing director of Kidder Peabody & Company, Inc. an investment banking firm, from March 1990 through March 1995. Since June 1995 Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm owned by him, which specializes in principal investments.

     James F. Moore, age 58, became a director of the General Partner in May 1995. Since 1987, Mr. Moore has been Chairman, Chief Executive Office and a Director of Champion Products, Incorporated, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. Prior to 1987, Mr. Moore had served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

     David C. Sullivan, age 60, became a director of the Company in May, 1999. Mr. Sullivan has been Chairman, Chief Executive Officer and a Director of Resort Quest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services, since May 1998. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchiser, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Officer of the Hotel Division of The Promus Companies Incorporated ("PCI"), He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI.

     Compensation of Directors. Each non-employee director was entitled to receive the following payments for service on the Board during the fiscal year ended December 31, 1999: (1) $1,000 for each regular Board meeting attended and
(2) $500 for each regular committee meeting attended ($750 per meeting for the committee chair). In addition, each non-employee director was entitled to receive on the day following the 1999 annual shareholder meeting: (1) a cash payment of $10,000, (2) 2,580 shares of the Company's Class A Common Stock with a fair market value equal to $10,000 on the date of payment and (3) an option to purchase 10,000 shares of the Company's Class A Common Stock. The stock and options were issued pursuant to the 1999 Non-Employee Director Stock and Stock Option Plan. Employee directors are not compensated for their services as directors or committee members.

Item 11.  Executive Compensation.

Cash Compensation

     The following table sets forth the salary, cash bonus and certain other forms of compensation paid by the General Partner and its subsidiaries for services rendered in all capacities during the 1999, 1998 and 1997 fiscal years to the Chief Executive Officer of the General Partner and the four most highly compensated executive officers of the General Partner other than the Chief Executive Officer serving at the end of the 1999 fiscal year (the "named executive officers").

                          Summary Compensation Table



                                                                                                 Long Term Compensation
                                              Annual Compensation                                        Awards
                                   Fiscal     -------------------          All Other                     ------
Name and Principal Positions        Year     Salary ($)  Bonus ($)     Compensation ($)     Securities Underlying Options (#)
----------------------------       ------    ----------  ---------    ------------------    ---------------------------------

John Q. Hammons                    1999   $250,000    $90,000        $       --                    --
Chairman of the Board and          1998    200,000     50,000                --                200,000 (b)
Chief Executive Officer            1997    150,000         --                --                    --

Kenneth J. Weber (a)               1999    260,000     72,000             1,300(c)                 --
Executive Vice President and       1998    169,840     57,500                --                100,000 (b)
Chief Financial Officer            1997         --         --                --                    --

Lonnie A. Funk                     1999    145,000     50,000             1,675(c)                 --
Senior Vice President              1998    125,000     22,500             1,449(c)              40,000 (b)
Operations                         1997    112,500     20,000             1,453(c)                 --

Debra M. Shantz                    1999    140,000     50,000             2,709(c)                 --
Corporate Counsel                  1998    135,000     47,500             1,544(c)              70,000 (b)
                                   1997     97,500     40,000             1,139(c)                 --

Steven E. Minton                   1999    135,000     50,000             1,787(c)                 --
Senior Vice President,             1998    130,000     45,000             1,563(c)              40,000 (b)
Architecture                       1997    118,000     40,000             1,275(c)                 --

_________________
(a)  Mr. Weber joined the Company in April of 1998.
(b)  Comprised of options with an exercise price of $7.375 per share.
(c)  Matching contributions to Company's 401(k) Plan.



Option Holdings
                                      Fiscal Year-End Option Values
                                          Number of Unexercised                                 Value of Unexercised
                                                 Options                                        In-the-Money Options
Name                              Exercisable            Unexercisable                  Exercisable           Unexercisable
----                              -----------            -------------                  -----------           -------------
John Q. Hammons                     50,000                 150,000                          --                     --
Kenneth J. Weber                    25,000                  75,000                          --                     --
Lonnie Funk                         10,000                  30,000                          --                     --
Debra M. Shantz                     17,500                  52,500                          --                     --
Steven A. Minton                    10,000                  30,000                          --                     --

     The $7.375 exercise price per share of the stock options granted on June 5, 1998 (which comprise all of the options held by the Named Executive Officers) is greater than the $3.875 closing price of the Company's Class A Common Stock as reported on the New York Stock Exchange on December 31, 1999, thus no options are "In the Money." The remaining options vest in three equal annual installments on June 5, 2000, 2001 and 2002.

401(k) Plan

     Effective January 1, 1996, the General Partner adopted a contributory retirement plan (the "401(k) Plan") for its employees age 21 and over with at least one year of service to the General Partner. The 401(k) Plan is designed to provide tax-deferred income to the General Partner's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of

1986. The 401(k) Plan provides that the General Partner will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's annual compensation.

Employment Agreements

     The General Partner entered into an employment agreement with Kenneth J. Weber, effective April 27, 1998. Under that agreement, Mr. Weber's annual base salary is $260,000, plus a discretionary bonus of up to 35% of his base salary, with such annual increases in compensation as may be determined by the Compensation Committee of the General Partner. The agreement contains significant non-competition provisions extending for a period of one year following termination of the agreement. The initial term of the agreement is for three years.

     The General Partner entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995 as amended on October 31, 1997. Under the agreement, Ms. Shantz's annual base salary is $135,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by the Compensation Committee of the General Partner. The agreement terminates October 31, 2000.

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

Item 13. Certain Relationships and Related Transactions.

     Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, a director of the General Partner, formed a limited liability company to provide personal financial advisory services, through which they have invested in securities of one or more companies in industries unrelated to the Company's business.

     Mr. Hart is a non-employee director of the General Partner, and is a partner in the law firm of Husch & Eppenberger, LLC, which performs legal services on a regular basis for the Company and personally for Mr. Hammons. The Company paid such firm approximately $276,000 in legal fees during the fiscal year ended December 31, 1999.

     The Company is controlled by Mr. Hammons through his control of the General Partner, the sole general partner of the Company. His equity interest in the Company (based on his beneficial ownership of 244,300 shares of Class A Common Stock of the General Partner, all 294,100 shares of Class B Common Stock of the General Partner and all 16,043,900 limited partnership units of the Company (the "LP Units") is 76.8%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Company, and the holders of Class A Common Stock of the General Partner, which conflicts may be resolved in favor of Mr. Hammons.

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

     During 1999, the Company provided management services to five hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Four of the Managed Hotels are owned by Mr. Hammons and one is owned 50% by Mr. Hammons; 25% by Jacqueline A. Dowdy, the Secretary and a director of the General Partner; and 25% by Lonnie A. Funk, an employee of the General Partner. Mr. Funk acquired his interest in April, 1999 from Daniel L. Earley. Management fees of 3% to 5% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $845,000 in the fiscal year ended December 31, 1999. Each of the Management Contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. In addition to the management fees paid by the Managed Hotels to the Company in that year, the Managed Hotels reimbursed the Company for a portion of the salaries paid by the Company to its five regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $132,000 in the fiscal year ended December 31, 1999.

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

     Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc. ("WHI"). All of the hotels owned by the Company (the "Owned Hotels") have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the Owned Hotels were approximately $1,440,000 in the fiscal year ended December 31, 1999. The fee may increase if the number of hotels for which accounting and administrative services are performed drops below 35 hotels. The accounting services contract expired in June of 2002.

     The Company leases space in the John Q. Hammons Building for its headquarters from a Missouri general partnership, of which Mr. Hammons is a 50% partner and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the Secretary and a director of the General Partner, who is a 9.5% partner. Pursuant to four lease agreements, expiring December 31, 2001, the Company paid monthly rental payments of approximately $19,500 in 1999. The Company made aggregate annual lease payments to the Missouri general partnership of approximately $234,000 in 1999.

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

     The Company leases the real estate for the Company's Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent was $150,000 in 1999, an amount based on adjusted gross revenues from room sales on the property. The lease term is 50 years, with an option to renew for an additional 10 years. The Company also has an option to purchase the land after March 1, 2118 at a proposed transfer price of the greater of $3,000,000 or the current appraised value.

     The Company also leases the real estate for the Company's Embassy Suites hotel in Little Rock, Arkansas which opened in the fall of 1997, from Mr. Hammons. Annual rent is $120,000 per year until the end of 2001. Rent thereafter is adjusted based on movement in the Consumer Price Index. The lease term is 40 years. The Company has an option to purchase the land at any time during the first 10 years of the lease term, for the greater of $1,900,000 or the current appraised value.

     The Company also leases the real estate for the Company's Renaissance Suites Hotel in Charlotte, NC, which opened in December of 1999 from Tulsa Hills Investments, Inc., an Ohio corporation, of which Mr. Hammons is a 99% owner and Jacqueline A. Dowdy is a 1% owner. The lease term is 99 years. Commencing October 15, 1997, annual rent is $80,000 in years one and two, $120,000 in years three through five, $124,800 in years six through ten with cost of living adjustments for each year thereafter.

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

      10.5  Form of Option Purchase Agreement
      10.8 Employment Agreement between the General Partner and Debra M. Shantz dated as of May 1, 1995 as amended on October 31, 1997.
     10.13 Employment Agreement between the General Partner and Kenneth J. Weber dated as of April 27, 1998
     10.18  1994 Stock Option Plan of the General Partner
     10.19 1999 Non-Employer Director Stock and Stock Option Plan of the General Partner

14(b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

14(c)     Exhibits

     Reference is made to the exhibit index which has been filed with the exhibits.

14(d)     Financial Statements

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 29th day of March, 2000.


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


                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION

                                  By: /s/ John Q. Hammons
                                      -----------------------
                                    John Q. Hammons
                                    Chairman and Founder

                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION II


                                  By: /s/ John Q. Hammons
                                      -----------------------
                                    John Q. Hammons
                                    Chairman and Founder

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation, and John Q Hammons Hotels Finance Corporation II, on March 29, 2000.

       Signatures                                              Title
       ----------                                              -----
/s/ John Q. Hammons             Chairman and Founder of John Q. Hammons Hotels, Inc., John Q.
--------------------------      Hammons Hotels Finance Corporation and John Q. Hammons Finance
John Q. Hammons                 Corporation II (Principal Executive Officer)

/s/ Kenneth J. Weber            Director, Chief Financial Officer of John Q. Hammons Hotels, Inc.
--------------------------      [John Q. Hammons Hotels Financial Corporation and John Q. Hammons Finance
Kenneth J. Weber                Corporation II] (Principal Financial and Accounting Officer)

/s/ Jacqueline A. Dowdy         Director, Secretary of John Q. Hammons Hotels, Inc., John Q. Hammons
--------------------------      Hotels Finance Corporation and John Q. Hammons Finance Corporation II
Jacqueline A. Dowdy

/s/ William J. Hart             Director of John Q. Hammons Hotels, Inc.
--------------------------
William J. Hart

/s/ Daniel L. Earley            Director of John Q. Hammons Hotels, Inc.
--------------------------
Daniel L. Earley

/s/ James F. Moore              Director of John Q. Hammons Hotels, Inc.
--------------------------
James F. Moore

/s/ John E. Lopez-Ona           Director of John Q. Hammons Hotels, Inc.
--------------------------
John E. Lopez-Ona

/s/ Donald H. Dempsey           Director of John Q. Hammons Hotels, Inc.
--------------------------
Donald H. Dempsey

                                 EXHIBIT INDEX

No.          Title                                                                                                 Page
----         -----                                                                                                 ---
     *3.1    Second Amended and Restated Agreement of Limited Partnership of the Company (the "Partnership
             Agreement")
      3.2    Amendment No. 1 to Partnership Agreement (incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 30, 1994)
    **3.3    Amendment No. 2 to Partnership Agreement
  ****3.4    Certificate of Limited Partnership of the Company filed with the Secretary of State of the State of Delaware
     *3.5    Restated Certificate of Incorporation of the General Partner
   ***3.6    Certificate of Incorporation of John Q. Hammons Hotels Finance Corporation II
   **10.1    1994 Note Indenture
   **10.2    1995 Note Indenture
   **10.3    Embassy Suites License Agreement
   **10.4    Form of Option Purchase Agreement
    *10.5    Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and
             Service Employee's International Union
     10.6    Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local 49 and
             Holiday Inn Sacramento--Capitol Plaza, for 06/01/98 to 5/31/01
    *10.7    Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q.
             Hammons or JQH Controlled Companies
     10.8    Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May
             1,1995 as amended on October 31, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999)
 ***10.9a    John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
 ***10.9b    John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
 ***10.9c    John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
 ***10.9d    John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
   *10.10    Triple Net Lease
   *10.11    Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
    10.13    Employment Agreement between John Q. Hammons Hotels, Inc. and Kenneth J. Weber dated as of April
             27, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999)
 ***10.14    Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau on the Lake,
             Branson, Missouri)
 ***10.15    Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock,
             Arkansas)
   *10.16    Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
   *10.17    Agreement of Limited Partnership of John Q. Hammons Hotels, L.P. Two
   *10.18    1994 Stock Option Plan
****10.19    Agreement of Limited Partnership of John Q. Hammons Hotels--Montgomery L.P.
    10.20    1999 Non-Employee Director Stock and Stock Option Plan of the General Partner (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999)
     12.1    Computations of Ratio of Earnings to Fixed Charges of the Company
       27    Financial Data Schedule

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

                                 EXHIBIT 12.1


                          JOHN Q. HAMMONS HOTELS, L.P
                 HISTORICAL RATIO OF EARNINGS TO FIXED CHARGES
                                (000's omitted)

                                                   1995           1996           1997           1998            1999
                                               -------------  -------------  -------------  -------------  --------------
HISTORICAL EARNINGS:
Net income (loss) before minority interest,
 provision for income taxes, extraordinary
 item and cumulative effect of change in
 accounting principle                                $18,729        $18,524        $ 8,791        $   338        $  (973)

Add:
Interest, amortization or deferred
 financing fees and other fixed  charges
 (excluding interest capitalized)                     28,904         36,337         45,086         58,257         63,456
                                                     -------        -------        -------        -------        -------
   Historical earnings                               $47,633        $54,861        $53,877        $58,595        $62,483
                                                     =======        =======        =======        =======        =======
FIXED CHARGES:
Interest expense and
 amortization of deferred
 financing fees                                      $28,447        $35,620        $44,325        $57,286        $62,209

Interest capitalized                                   5,270          7,162         10,259          6,163          6,770

Interest element of rentals                              457            717            761            971          1,247
                                                     -------        -------        -------        -------        -------
   Fixed charges                                     $34,174        $43,499        $55,345        $64,420        $70,226
                                                     -------        -------        -------        -------        -------
RATIO OF EARNINGS TO FIXED CHARGES
 (A)                                                    1.39           1.26           0.97           0.91           0.89
                                                     =======        =======        =======        =======        =======

(A) In computing the ratio of earnings to fixed charges, earnings have been based on income from operations before income taxes and fixed charges (exclusive of interest capitalized) and fixed charges consist of interest and amortization of deferred financing fees (including amounts capitalized) and the estimated interest portion of rents (deemed to be one-third of rental expense).

John Q. Hammons Hotels, L.P.



Consolidated Financial Statements
As of December 31, 1999 and January 1, 1999

Together with Auditors' Report

Report of Independent Public Accountants
----------------------------------------


To the Partners of
     John Q. Hammons Hotels, L.P.:


We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of December 31, 1999 and January 1, 1999 and the related consolidated statements of operations, changes in equity and cash flows for each of the three fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. (Note 1) as of December 31, 1999 and January 1, 1999 and the results of their operations and their cash flows for each of the three fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective in the first quarter of fiscal 1999, the Partnership changed its method of accounting for costs of start-up activities, including preopening expenses.



Cincinnati, Ohio,                                            Arthur Andersen LLP
     February 10, 2000

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Balance Sheets
(000's omitted)
--------------------------------------------------------------------------------

                                                                                 Fiscal           Fiscal
                                                                                  1999              1998
                                                                                 Yearend          Yearend
                                                                               ----------         ---------
ASSETS
------
CASH AND EQUIVALENTS (Restricted cash of $1,323 and $860 in 1999 and
 1998, respectively) (Note 2)                                                  $   49,727         $  46,233

MARKETABLE SECURITIES (Note 2)                                                      4,982             6,533

RECEIVABLES:
  Trade, less allowance for doubtful accounts of $226 and $206 in 1999
   and 1998, respectively                                                          11,677             8,852
  Management fees (Note 3)                                                             63                62
  Construction reimbursements and other                                             2,370             5,269

INVENTORIES                                                                         1,349             1,205

PREPAID EXPENSES AND OTHER                                                          1,699             1,089
                                                                               ----------         ---------
          Total current assets                                                     71,867            69,243
                                                                               ----------         ---------

PROPERTY AND EQUIPMENT, at cost (Notes 2, 5 and 6):
  Land and improvements                                                            55,818            47,982
  Buildings and improvements                                                      683,462           605,586
  Furniture, fixtures and equipment                                               270,146           239,648
  Construction in progress                                                         53,462            63,078
                                                                               ----------         ---------
                                                                                1,062,888           956,294
  Less- Accumulated depreciation and amortization                                (227,411)         (194,860)
                                                                               ----------         ---------
                                                                                  835,477           761,434

DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net (Notes 2, 4 and 5)                                                 26,968            45,809
                                                                               ----------         ---------
                                                                               $  934,312         $ 876,486
                                                                               ==========         =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Balance Sheets
(000's omitted)
--------------------------------------------------------------------------------

                                                                                Fiscal            Fiscal
                                                                                 1999              1998
                                                                                Yearend           Yearend
                                                                                --------          --------
LIABILITIES AND EQUITY
----------------------
LIABILITIES:
  Current portion of long-term debt (Note 5)                                    $ 16,569          $ 42,256
  Accounts payable, including construction payables of approximately
   $350 and $2,203, respectively                                                  11,877            13,141

  Accrued expenses-
     Payroll and related benefits                                                  7,720             6,843
     Sales and property taxes                                                     10,368             9,558
     Insurance (Notes 2 and 3)                                                     7,576            10,061
     Interest                                                                     12,873            12,540
     Utilities, franchise fees and other                                           6,546             5,568
  Accrued dividends                                                                    -             2,936
                                                                                --------          --------
          Total current liabilities                                               73,529           102,903

  Long-term debt (Note 5)                                                        812,274           717,460
  Other obligations and deferred revenue                                           9,402            10,883
                                                                                --------          --------
          Total liabilities                                                      895,205           831,246
                                                                                --------          --------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY (Note 1):
  Contributed capital                                                             96,436            96,436
  Partners' and other deficits, net                                              (57,329)          (51,196)
                                                                                --------          --------
          Total equity                                                            39,107            45,240
                                                                                --------          --------
                                                                                $934,312          $876,486
                                                                                ========          ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Statements of Operations
(000's omitted)
--------------------------------------------------------------------------------

                                                                                      Fiscal Year Ended
                                                                         ---------------------------------------------
                                                                           1999              1998               1997
                                                                         --------          --------           --------
REVENUES (Note 8):
  Rooms                                                                  $229,807          $211,989           $195,296
  Food and beverage                                                       101,231            91,982             86,183
  Meeting room rental and other                                            25,410            22,159             20,795
                                                                         --------          --------           --------
          Total revenues                                                  356,448           326,130            302,274
                                                                         --------          --------           --------

OPERATING EXPENSES (Notes 3, 4 and 6):
  Direct operating costs and expenses-
     Rooms                                                                 59,507            54,600             50,265
     Food and beverage                                                     68,799            64,174             62,383
     Other                                                                  3,667             3,389              3,385
  General, administrative, sales and management service expenses          104,876            95,500             85,766
  Repairs and maintenance                                                  15,059            13,438             12,578
  Depreciation and amortization (Note 8)                                   45,669            45,580             34,781
                                                                         --------          --------           --------
          Total operating expenses                                        297,577           276,681            249,158
                                                                         --------          --------           --------

INCOME FROM OPERATIONS (Note 8)                                            58,871            49,449             53,116

OTHER (INCOME) EXPENSE:
  Interest expense and amortization of deferred financing fees, net of $3,161, $3,794 and $1,279 of interest income in 1999,
   1998 and 1997, respectively (Note 2(e))                                 62,209            57,286             44,325
  Gain on sales of property and equipment (Note 8)                         (2,365)           (8,175)                 -
                                                                         --------          --------           --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                          (973)              338              8,791

  Extraordinary item; cost of early extinguishment of debt
   (Note 5)                                                                  (194)           (2,249)                 -
                                                                         --------          --------           --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                (1,167)           (1,911)             8,791

  Cumulative effect of change in accounting principle (Note 2)             (1,819)                -                  -
                                                                         --------          --------           --------

NET INCOME (LOSS) (Note 2(j))                                            $ (2,986)         $ (1,911)          $  8,791
                                                                         ========          ========           ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Statements of Changes in Equity (1)
(000's omitted)
--------------------------------------------------------------------------------

                                                                                Partners and
                                            Contributed Capital             Other Equity (Deficit)
                                        -------------------------        --------------------------
                                         General          Limited          General          Limited
                                         Partner          Partner          Partner          Partner          Total
                                        --------          -------        ---------         --------         --------
Balance, Yearend 1996                   $ 96,436          $     -        $ (80,236)        $ 33,662         $ 49,862
Distributions (Note 1(b))                      -                -             (150)            (565)            (715)
Net income                                     -                -            2,489            6,302            8,791
                                        --------          -------        ---------         --------         --------
Balance, Yearend 1997                     96,436                -          (77,897)          39,399           57,938
Distributions (Note 1(b))                      -                -             (150)         (10,637)         (10,787)
Net loss                                       -                -             (541)          (1,370)          (1,911)
                                        --------          -------        ---------         --------         --------
Balance, Yearend 1998                     96,436                -          (78,588)          27,392           45,240
Distributions (Note 1(b))                      -                -             (150)               -             (150)
Advances to General Partner to
 purchase treasury stock (Note
 1(b))                                         -                -           (2,997)               -           (2,997)
Net loss                                       -                -             (845)          (2,141)          (2,986)
                                        --------          -------        ---------         --------         --------
Balance, Yearend 1999                   $ 96,436          $     -        $ (82,580)        $ 25,251         $ 39,107
                                        ========          =======        =========         ========         ========

(1) For periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards, No. 130 Reporting
                                                               ---------
     Comprehensive Income.
     --------------------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Statements of Cash Flows
(000's omitted)
--------------------------------------------------------------------------------

                                                                                          Fiscal Year Ended
                                                                           -----------------------------------------------
                                                                              1999               1998               1997
                                                                           ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $  (2,986)         $  (1,911)         $   8,791
  Adjustments to reconcile net income (loss) to cash
  provided by operating activities-
     Depreciation, amortization and loan cost amortization                    47,655             48,448             37,662
     Extraordinary item (Note 5)                                                 194              2,249                  -
     Cumulative effect of change in accounting principle
     (Note 2)                                                                  1,819                  -                  -
     Gain on sales of property and equipment (Note 8)                         (2,365)            (8,175)                 -
  Changes in certain assets and liabilities-
     Receivables                                                                  73             (2,742)            (4,826)
     Inventories                                                                (144)              (112)              (187)
     Prepaid expenses and other                                                 (610)               297                542
     Accounts payable                                                         (1,264)             1,909            (18,745)
     Accrued expenses                                                            513                698              3,805
     Other obligations and deferred revenue                                   (1,481)             2,983                877
                                                                           ---------          ---------          ---------
          Net cash provided by operating activities                           41,404             43,644             27,919
                                                                           ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                                  (123,620)          (131,183)          (179,385)
  Proceeds from sales of property and equipment (Note 8)                       6,500             43,577                  -
  Franchise fees and other                                                    15,353            (11,528)            (3,499)
  (Purchase) sale of marketable securities, net                                1,551              6,209            (10,387)
                                                                           ---------          ---------          ---------
          Net cash used in investing activities                             (100,216)           (92,925)          (193,271)
                                                                           ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan financing fees                                                           (738)            (2,521)            (3,069)
  Proceeds from borrowings                                                   104,477            260,771            186,684
  Repayments of debt                                                         (35,350)          (196,846)           (22,036)
  Distributions to partners                                                   (3,086)            (7,851)              (715)
  Advances to general partner to purchase treasury stock                      (2,997)                 -                  -
                                                                           ---------          ---------          ---------
          Net cash provided by financing activities                           62,306             53,553            160,864
                                                                           ---------          ---------          ---------
          Increase (decrease) in cash and equivalents                          3,494              4,272             (4,488)

CASH AND EQUIVALENTS, beginning of period                                     46,233             41,961             46,449
                                                                           ---------          ---------          ---------

CASH AND EQUIVALENTS, end of period                                        $  49,727          $  46,233          $  41,961
                                                                           =========          =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  cash paid for interest, net of amounts capitalized                       $  63,312          $  58,733          $  43,399
                                                                           =========          =========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITES:
  Note receivable from sale of property and equipment (Note 8)             $       -          $  11,900          $       -
                                                                           =========          =========          =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)
--------------------------------------------------------------------------------

(1)  Basis of Presentation-
     ---------------------

     (a) Entity Matters--The accompanying consolidated financial statements
         --------------
         include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries (the Partnership), John Q. Hammons Hotels Finance Corporation, a corporation with nominal assets and no operations, the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities and certain wholly-owned subsidiaries which consist of certain hotel operations. As of fiscal yearend 1999, 1998 and 1997, the Partnership had 45, 42 and 45, respectively, hotels in operation of which 29 in 1999, 28 in 1998 and 35 in 1997 operate under the Holiday Inn and Embassy Suites trade names. The Partnership's hotels are located in 19 states throughout the United States.

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

     (b) Partnership Matters--A summary of selected provisions of the
         -------------------
         Partnership agreement and other matters are as follows:

         General and Limited Partner: John Q. Hammons Hotels, Inc. was formed in
         ----------------------------
         September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering, Mr. Hammons contributed approximately $5 million in cash in exchange for 294,100 shares of Class B common stock (which represents approximately 72% of the voting control of the company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B common stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

         As a result of the public equity offering, John Q. Hammons Hotels, Inc. became the sole general partner and John Q. Hammons Revocable Living Trust and Hammons, Inc., entities beneficially owned and controlled by Mr. Hammons, became its limited partners.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                2
--------------------------------------------------------------------------------

       Allocation of Income, Losses and Distributions: Income, losses and
       ----------------------------------------------
       distributions of the Partnership will generally be allocated between the general partner and the limited partners based on their respective ownership interests of approximately 28% and 72%.

       In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. There were no distributions to the limited partner for taxes for the fiscal year ended 1999. Distributions to the limited partner for taxes approximated $10,637 and $565 for the fiscal years ended 1998 and 1997, respectively.

       In 1998 and 1999, the Board of Directors of John Q. Hammons Hotels, Inc. authorized the purchase of up to $3.0 million of its stock during fiscal 1999 and 2000. As of December 31, 1999, $2,997 of stock had been purchased. For financial reporting purposes, the advances by the partnership to its general partner to purchase stock have been reflected as a reduction of equity in the accompanying consolidated balance sheet and statement of changes in equity.

       Additional Capital Contributions: In the event proceeds from the sale of
       --------------------------------
       the original twenty hotel properties (or applicable replacement collateral) which secure the $300 million first mortgage notes (1994 notes) (Note 5) are insufficient to satisfy amounts due on the 1994 notes, Mr. Hammons and Hammons, Inc. (as general partners at the time the 1994 notes were secured) are severally obligated to contribute up to $135 million and $15 million, respectively, to satisfy amounts due, if any.
       In the event proceeds from the sale of the original eight hotel properties (or applicable replacement collateral) which secure the $90 million first mortgage notes (1995 notes) (Note 5) are insufficient to satisfy amounts due on the 1995 notes, Mr. Hammons is obligated to contribute up to $45 million to satisfy amounts due, if any. In addition, with respect to the original eleven hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

       Redemption of Limited Partner Interests: Subject to certain limitations,
       ---------------------------------------
       the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels, Inc.'s Class A common stock for each limited partner unit tendered or the then cash equivalent thereof.

       Additional General Partner Interests: Upon the issuance by the general
       ------------------------------------
       partner of additional shares of its common stock, including shares issued upon the exercise of its stock options, the general partner will be required to contribute to the Partnership the net proceeds received and the Partnership will be required to issue additional general partner units to the general partner in an equivalent number to the additional shares of common stock issued.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                3
--------------------------------------------------------------------------------

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

    (b) Marketable Securities--Marketable securities consist of available-for-
        ---------------------
        sale commercial paper and government agency obligations which mature or will be available for use in operations in 2000. These securities are valued at current market value, which approximates cost. Realized gains and losses in 1999 and 1998, determined using the specific identification method, were nominal.

    (c) Inventories--Inventories consist of food and beverage items. These items
        -----------
        are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

    (d) Deferred Financing Costs, Franchise Fees and Other--Franchise fees paid
        --------------------------------------------------
        to the respective franchisors of the hotel properties are amortized on a straight-line basis over 10 to 20 years which approximates the terms of the respective agreements. Costs of obtaining financing are capitalized and amortized over the respective terms of the debt.

        The components of deferred financing costs, franchise fees and other are summarized as follows:

                                                                                           Fiscal Yearend
                                                                                     -------------------------
                                                                                       1999             1998
                                                                                     --------         --------
             Deferred financing costs                                                $ 23,647         $ 23,534
             Franchise fees                                                             5,142            5,254
             Less- Accumulated amortization                                           (12,874)         (10,851)
                                                                                     --------         --------
                                                                                       15,915           17,937
             Note receivable, related to sale of hotel and a component of
              replacement collateral for 1994 first mortgage notes (Note 8)                 -           11,900

             Restricted cash deposits, interest bearing, related to sales of hotels and a component of replacement collateral for 1994 and
              1995 first mortgage notes (Note 8)                                          102            6,266
             Deposits                                                                  10,738            7,017
             Preopening expenses (Note 2(p))                                                -            1,819
             Other, net                                                                   213              870
                                                                                     --------         --------
                                                                                     $ 26,968         $ 45,809
                                                                                     ========         ========

        In October 1997, the Partnership entered into an irrevocable stand-by letter of credit agreement with a bank for approximately $5.6 million. The letter of credit replaced the restricted cash deposit which was required by and maintained with an insurance carrier. In November 1999, the letter of credit amount was amended to approximately $1.9 million. The letter of credit expires in October 2000.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                4
--------------------------------------------------------------------------------

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

                                                   Lives In Years
                                                   --------------
             Land improvements                          5-25
             New buildings and improvements             5-40
             Purchased buildings                          25
             Furniture, fixtures and equipment          3-10

       Construction in progress includes development and construction costs of certain hotel developments. Costs associated with hotel development construction in progress approximated $53 million in 1999 and $59 million in 1998, with the remainder representing refurbishments of operating hotels.

       The Partnership periodically reviews the carrying value of these assets and other long-lived assets and impairments are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Partnership believes no impairment exists at December 31, 1999.

       Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $6,770, $6,163 and $10,259 for the fiscal years ended 1999, 1998 and 1997, respectively. Construction in progress is recorded at the lower of cost or market. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

       The accompanying 1999 consolidated financial statements include the land costs for 33 of the operating hotel properties. Land for 10 of the remaining 12 operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Land for the remaining two operating hotel properties is leased by the Partnership from a related party over long-term leases. Rent expense for all land leases was $1,109, $1,008 and $464 for the fiscal years ended 1999, 1998 and 1997, respectively.

   (f) Par Operating Equipment--A hotel's initial expenditures for the purchase
       -----------------------
       of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

   (g) Advertising--The Partnership expenses the cost of advertising associated
       -----------
       with operating hotels as incurred. Advertising expense for 1999, 1998 and 1997 was approximately $26,834, $23,571 and $21,405, respectively.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                5
--------------------------------------------------------------------------------

   (h) Pensions and Other Benefits--The Partnership contractually provides
       ---------------------------
       retirement benefits for certain union employees at two of its hotel properties under a union-sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $77, $70 and $66, for the fiscal years ended 1999, 1998 and 1997, respectively.

       Effective January 1996, the Partnership implemented an employee savings plan (a 401(k) plan). The Partnership matches a percentage of an employee's contribution. The Partnership's matching contributions are funded currently. The cost of the matching program and administrative costs charged to income were approximately $258, $591 and $381 in 1999, 1998 and 1997, respectively. The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

   (i) Self-Insurance--The Partnership became fully-insured for liability and
       --------------
       workers' compensation effective November 1999 and October 1998, respectively. The Partnership became self-insured for medical coverage effective January 1999. Estimated costs of these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, assumed claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change.

   (j) Income Taxes--Prior to 1994, the entities and properties included in the
       ------------
       accompanying consolidated financial statements consisted of a Partnership, S Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

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

   (k) Revenue Recognition--The Partnership recognizes revenues from its rooms,
       -------------------
       catering and restaurant facilities as earned on the close of business each day.

   (l) Use of Estimates--The preparation of financial statements in conformity
       ----------------
       with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                6
--------------------------------------------------------------------------------

     (m) Fiscal Year--The Partnership's fiscal year ends on the Friday nearest
         -----------
         December 31 which includes 52 weeks in 1999, 1998 and 1997.

         The periods ended in the accompanying consolidated financial statements are summarized as follows:

                        Year                        Fiscal Yearend
                        ----                       -----------------
                        1999                       December 31, 1999
                        1998                        January 1, 1999
                        1997                        January 2, 1998

     (n) Segments--The Partnership operates in one reportable segment,
         --------
         hospitality services.

     (o) Reclassifications--Certain reclassifications have been reflected in
         -----------------
         1997 to conform with the current period presentation.

     (p) Accounting Pronouncements-- In April 1998, the American Institute of
         -------------------------
         Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. Prior to January 1, 1999, the Partnership's practice was to defer these expenses until a hotel had commenced operations, at which time the costs, other than advertising costs which were expensed upon opening, were amortized over a one-year period. The Partnership adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of approximately $1.8 million were charged to expense. Preopening expenses in 1999 approximated $4,161 and are included in general, administrative, sales and management service expenses in the accompanying consolidated statement of operations.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of SFAS 133" (SFAS 137). SFAS 137 amends SFAS 133's effective date. SFAS 137 is effective for fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

(3)  Related Party Transactions-
     --------------------------

     (a) Hotel Management Fees--In addition to managing the hotel properties
         ---------------------
         included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                7
--------------------------------------------------------------------------------

         owned or controlled by Mr. Hammons which included five properties at December 31, 1999. A management fee of approximately 3% to 5% of gross revenues (as defined) is paid to the Partnership by these hotels which aggregated approximately $844, $715 and $643 for the fiscal years ended 1999, 1998 and 1997, respectively.

     (b) Accounting and Administrative Services--The hotels have contracted for
         --------------------------------------
         accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,440, $1,388 and $1,411 for the fiscal years ended 1999, 1998 and 1997, respectively.

         In 1999, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2002. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

     (c) Insurance Coverage--To supplement the Partnership's self-insurance
         ------------------
         programs, umbrella, property, auto, commercial liability, workers' compensation and, commencing in 1999, medical insurance is provided to the hotel properties under a blanket commercial policy purchased by John Q. Hammons Hotels, Inc. or WHI, covering hotel properties owned by the Partnership, Mr. Hammons, or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $1,088, $2,158 and $6,196 for the fiscal years ended 1999, 1998 and 1997, respectively. During fiscal 1999 and 1998, the Partnership realized continued favorable trends in insurance expense as a result of claim's experience and rate improvements and favorable buyouts of several prior self-insured years.

     (d) Allocation of Common Costs--The Partnership incurs certain hotel
         --------------------------
         management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May of 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $132, $145 and $131 for the fiscal years ended 1999, 1998 and 1997, respectively. Management considers these allocations to be reasonable.

     (e) Transactions with Partners and Directors--Advances to Mr. Hammons as of
         ----------------------------------------
         December 31, 1999 approximated $366. No amounts were due from Mr. Hammons as of January 1, 1999.

         In fiscal 1998, Mr. Hammons assumed approximately $0.3 million in costs incurred associated with new developments. No such costs were assumed by JQH in fiscal 1999.

         During 1996, the Partnership entered into an agreement with a director relating to certain financial advisory services. The Partnership recognized approximately $17 and $180 in expense for the fiscal years ended 1998 and 1997 under this agreement. No such services were rendered in fiscal 1999.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                8
--------------------------------------------------------------------------------

     (f) Summary of Related Party Expenses--The following summarizes expenses
         ---------------------------------
         reported as a result of activities with related parties:

                                                                            Fiscal Yearend
                                                                    ---------------------------------------
                                                                     1999            1998            1997
                                                                    -------         -------         -------
Expenses included within general, administrative, sales
 and management service expenses:

  Accounting and administrative                                     $ 1,440         $ 1,388         $ 1,411

  Rental expenses (Note 6)                                              787             800             465

  Financial advisory services from a director                             -              17             180
                                                                    -------         -------         -------
                                                                    $ 2,227         $ 2,205         $ 2,056
                                                                    =======         =======         =======

Allocated insurance expense from the pooled coverage included within various operating categories:

  Insurance other than medical                                      $ 1,088         $ 2,158         $ 6,196
                                                                    =======         =======         =======

  Medical, self-insured commencing in 1999                          $ 5,368         $     -         $     -
                                                                    =======         =======         =======

(4)  Franchise Agreements-
     --------------------

     As of yearend 1999 and 1998, 40 of the 45 and 36 of the 42, respectively, operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 5% percent of gross room revenues, as defined. Franchise fees expensed under these contracts were $8,478, $8,110 and $7,165 for the fiscal years ended 1999, 1998 and 1997, respectively.

     As part of the franchise agreement, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1% to 3.5% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of sales expenses was approximately $7,720, $7,083 and $6,497 for the fiscal years ended 1999, 1998 and 1997, respectively.

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                9
--------------------------------------------------------------------------------

(5)  Long-Term Debt-
     ---------------

     The components of long-term debt are summarized as follows:

                                                                                           Fiscal Yearend
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------          --------
     1994 first mortgage notes, interest at 8.875%, interest only payable
     February 15 and August 15, principal due February 15, 2004, secured by a first mortgage lien on the original 20 hotel properties (or applicable replacement collateral) and additional capital
     contributions of up to $150 million by Mr. Hammons and an entity under
     his control.  (Note 1(b))                                                       $ 300,000        $ 300,000

     1995 first mortgage notes, interest at 9.75%, interest only payable
     April 1 and October 1, principal due October 1, 2005, secured by a first mortgage lien on the original six hotel properties (or applicable replacement collateral), a second mortgage lien on the original two hotel properties and additional capital contributions of
     up to $45 million by Mr. Hammons.  (Note 1(b))                                     90,000           90,000

     Development bonds, variable interest rate approximates 85% of the bond equivalent yield of 13 week U.S. Treasury bills (not to exceed 12%), fixed interest rates at 7.125%, payable in scheduled installments through August 2015, certain of the obligations subject to optional prepayments by the bondholders, secured by certain hotel facilities,
     fixtures and an assignment of rents.                                               13,959           14,443

     Mortgage notes payable to banks, insurance companies and a state retirement plan, variable interest rates at prime to LIBOR plus 3.25%
     with certain instruments subject to a ceiling rate and a floor rate, fixed rates ranging from 7.57% to 9.5%, payable in scheduled installments through April 2027, secured by certain hotel facilities, fixtures, an assignment of rents, and certain other real property controlled by Mr. Hammons, with certain instruments subject to cross-collateralization provisions and, with respect to approximately
     $394,007 of mortgage notes, a personal guarantee of Mr. Hammons.                  416,130          344,369

     Other notes payable, variable interest rate at prime plus 1% and fixed rates ranging from 6.8% to 8.1%, payable in scheduled installments through March 2003, secured by certain hotel improvements, furniture, fixtures and related equipment and, with respect to approximately $750
     of notes, a personal guarantee of Mr. Hammons.                                      8,754           10,904
                                                                                     ---------        ---------
                                                                                       828,843          759,716
     Less- current portion                                                             (16,569)         (42,256)
                                                                                     ---------        ---------
                                                                                     $ 812,274        $ 717,460
                                                                                     =========        =========

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                               10
--------------------------------------------------------------------------------

     The indenture agreements relating to the 1994 and 1995 first mortgage notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners, stockholders or affiliates, incur certain liens, engage in mergers or consolidations and achieve certain interest coverage ratios, as defined. In addition, certain of the other credit agreements include subjective acceleration clauses and limit, among others, the incurrence of certain liens and additional indebtedness. The 1994 and 1995 first mortgage notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

     The Partnership paid off or refinanced approximately $28,000 and $133,000 million of long-term debt in 1999 and 1998, respectively. In connection with these transactions, the Partnership incurred approximately $200 and $2,200, respectively, in charges related to the early extingushment of debt. These debt extinguishment charges have been reflected in the accompanying 1999 and 1998 consolidated statements of operations as an extraordinary item.

     Scheduled maturities of long-term debt are summarized as follows:

                                                          Yearend
         Year Ending                                        1999
         -----------                                     ---------
         2000                                            $  16,569
         2001                                               46,878
         2002                                               31,559
         2003                                               53,810
         2004                                              335,032
         Thereafter                                        344,995
                                                         ---------
                                                         $ 828,843
                                                         =========

(6)  Commitments and Contingencies-
     -----------------------------

     (a) Operating Leases--The hotel properties lease certain equipment and land
         ----------------
         from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these leases was approximately $3,508, $2,715 and $1,819 for the fiscal years ended 1999, 1998 and 1997, respectively, which has been included in general, administrative, sales and management service expenses.

         Included in the accompanying consolidated financial statements are the operating results of trade centers located in Joplin, Missouri and Portland, Oregon. Both of the trade centers are owned by Mr. Hammons. The lease agreement for the Joplin trade center stipulates nominal rentals for each of the fiscal years ended 1999, 1998 and 1997 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri from a partnership (of which Mr. Hammons is a partner) for annual payments of approximately $234 through December 2001. The Partnership has also entered into land leases with Mr. Hammons for

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                               11
--------------------------------------------------------------------------------

         two operating hotel properties. Subject to the Partnership exercising purchase options provided under these agreements, these leases extend through 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $270. Rent expense for these related party leases was approximately $787, $800 and $465 for the fiscal years ended 1999, 1998 and 1997, respectively.

         The minimum annual rental commitments for these noncancellable operating leases at December 31, 1999 are as follows:

                 Fiscal Year
                   Ending          Mr. Hammons            Other               Total
                 -----------       -----------          --------            --------
                    2000            $    570            $  1,837            $  2,407
                    2001                 570               1,387               1,957
                    2002                 570                 882               1,452
                    2003                 570                 820               1,390
                    2004                 570                 803               1,373
                 Thereafter           10,235              52,070              62,305
                                    --------            --------            --------
                                    $ 13,085            $ 57,799            $ 70,884
                                    ========            ========            ========

     (b) Hotel Development--In 2000, the Partnership plans to complete
         -----------------
         construction and open 2 new hotels. The total estimated aggregate development and construction costs for these hotels are expected to exceed $70 million.

     (c) Legal Matters--The Partnership is party to various legal proceedings
         -------------
         arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

(7)  Fair Value of Financial Instruments-
     -----------------------------------

     The fair values of marketable securities and long-term debt approximate their historical carrying amounts except with respect to the 1994 and 1995 first mortgage notes for which fair market value was approximately $408 million at 1999 and 1998. The fair value of the first mortgage notes issued is estimated by obtaining quotes from brokers.

(8)  Sales of Property and Equipment-
     -------------------------------

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

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                               12
--------------------------------------------------------------------------------

     On December 31, 1998, the Partnership completed the sale of a hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. The net book value of the hotel's property and equipment at the time of the sale was approximately $8.0 million. In addition to the cash received upon closing, the sales price included a note receivable for $11.9 million. Proceeds for the balance of the note receivable were received during fiscal 1999. This hotel served as collateral under the 1995 first mortgage notes (Note 5). Under the terms of this indenture, the Partnership provided replacement collateral in accordance with the indenture provisions.

     On June 16, 1999, the Partnership completed the sale of a hotel to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. The net book value of the hotel's property and equipment at the time of the sale was approximately $3.6 million. The hotel served as collateral under the 1994 first mortgage notes (Note 5). Under the terms of this indenture, the Partnership provided replacement collateral in accordance with the indenture provisions.

     Summary unaudited operating results for the eight hotels sold for each of the three years ended 1999, 1998 and 1997, as applicable, are as follows:

                                                                1999        1998        1997
                                                               -------    --------    --------
Revenues                                                       $ 1,003    $ 12,122    $ 38,064
                                                               =======    ========    ========
Income (loss) from operations, including depreciation
 and amortization of $210, $1,315 and $3,578, respectively     $   (22)   $    439    $  2,264
                                                               =======    ========    ========