Form 10-Q
period 2000-03-31
HAMMONS JOHN Q HOTELS LP
filed 2000-05-12
CIK 916536

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
Commission File Number 033-7334001

                          John Q. Hammons Hotels, L.P.
                   John Q. Hammons Hotels Finance Corporation
                 John Q. Hammons Hotels Finance Corporation II
           (Exact name of registrants as specified in their charters)

                 Delaware                              43-1523951
                 Missouri                              43-1680322
                 Missouri                              43-1720400
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

                          300 John Q. Hammons Parkway
                                   Suite 900
                             Springfield, MO  65806
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
                                (000's omitted)

                                    ASSETS

                                                           March 31, 2000    December 31, 1999
                                                           --------------    -----------------
                                                             (Unaudited)         (Audited)
CURRENT ASSETS:
CASH AND EQUIVALENTS                                         $   39,781         $   49,727
MARKETABLE SECURITIES                                             5,081              4,982
RECEIVABLES
    Trade, less allowance for doubtful accounts of $226          14,526             11,677
    Construction reimbursements and other                         3,116              2,370
    Management fees                                                  77                 63

INVENTORIES                                                       1,366              1,349
PREPAID EXPENSES AND OTHER                                        1,280              1,699
                                                             ----------         ----------
    Total current assets                                         65,227             71,867

PROPERTY AND EQUIPMENT, at cost
    Land and improvements                                        54,468             55,818
    Buildings and improvements                                  736,179            683,462
    Furniture, fixture and equipment                            284,599            270,146
    Construction in progress                                      5,229             53,462
                                                             ----------         ----------
                                                              1,080,475          1,062,888
    Less-accumulated depreciation and amortization             (239,565)          (227,411)
                                                             ----------         ----------
                                                                840,910            835,477

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net          26,562             26,968
                                                             ----------         ----------
TOTAL ASSETS                                                 $  932,699         $  934,312
                                                             ==========         ==========

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                            LIABILITIES AND EQUITY

                                           March 31, 2000    December 31,1999
                                           --------------    ----------------
                                            (Unaudited)         (Audited)
CURRENT LIABILITIES
Current portion of long-term debt             $ 23,355           $ 16,569
Accounts payable                                 4,776             11,877
Accrued expenses
    Payroll and related benefits                 5,245              7,720
    Sales and property taxes                    11,810             10,368
    Insurance                                    7,333              7,576
    Interest                                     8,295             12,873
    Utilities, franchise fees and other          7,282              6,546
                                              --------           --------
        Total current liabilities               68,096             73,529

Long-term debt                                 825,366            812,274

Other obligations and deferred revenue           3,215              9,402
                                              --------           --------
        Total liabilities                      896,677            895,205
                                              --------           --------
EQUITY
    Contributed capital                         96,436             96,436
    Partners' and other deficits, net          (60,414)           (57,329)
                                              --------           --------
        Total equity                            36,022             39,107
                                              --------           --------
                                              $932,699           $934,312
                                              ========           ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (000's omitted)

                                                                           Three Months Ended
                                                                     ------------------------------
                                                                     March 31, 2000   April 2, 1999
                                                                     --------------   -------------
                                                                       (Unaudited)     (Unaudited)
REVENUES:
    Rooms                                                               $ 63,273        $ 54,255
    Food and beverage                                                     28,620          23,305
    Meeting room rental and other                                          7,559           6,035
                                                                        --------        --------
        Total revenues                                                    99,452          83,595

OPERATING EXPENSES
    Direct operating costs and expenses
        Rooms                                                             16,117          13,757
        Food and beverage                                                 19,125          16,314
        Other                                                                892             864
    General, administrative, sales and management service expenses        31,018          24,738
    Repairs and maintenance                                                4,061           3,533
    Depreciation and amortization                                         12,826          10,695
                                                                        --------        --------
        Total operating expenses                                          84,039          69,901
                                                                        --------        --------
INCOME FROM OPERATIONS                                                    15,413          13,694
OTHER INCOME (EXPENSE)
    Interest income                                                          381             842
    Interest expense and amortization of deferred financing fees         (18,366)        (15,801)
                                                                        --------        --------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    (2,572)         (1,265)
Extraordinary item;  Cost of extinguishment of debt                           --            (125)
                                                                        --------        --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           (2,572)         (1,390)
Cumulative effect of change in accounting principle, net                      --          (1,819)
                                                                        --------        --------
NET LOSS                                                                $ (2,572)       $ (3,209)
                                                                        ========        ========

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)

                                                       CONTRIBUTED      PARTNERS' AND OTHER EQUITY
                                                         CAPITAL                 (DEFICIT)
                                                       -----------    -------------------------------
                                                         General       General     Limited
                                                         Partner       Partner     Partner     Total
                                                       -----------    ---------    -------    -------
BALANCE, December 31, 1999 (audited)                     $96,436      $(82,580)    $25,251    $39,107
Distributions                                                  -           (30)          -        (30)
Distributions to Partner to purchase treasury stock            -          (483)          -       (483)
Net loss                                                       -          (728)     (1,844)    (2,572)
                                                         -------      --------     -------    -------
BALANCE, March 31, 2000 (unaudited)                      $96,436      $(83,821)    $23,407    $36,022
                                                         =======      ========     =======    =======

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                  Three months ended
                                                            ------------------------------
                                                            March 31, 2000   April 2, 1999
                                                            --------------   -------------
                                                              (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (2,572)       $ (3,209)
Adjustment to reconcile net loss to cash used in
  operating activities -
    Depreciation, amortization and loan cost amortization        13,389          11,287
    Extraordinary item                                                -             125
    Cumulative effect of change in accounting principle               -           1,819
Changes in certain assets and liabilities
    Receivables                                                  (3,609)            (88)
    Inventories                                                     (17)             26
    Prepaid expenses and other                                      419              77
    Accounts payable                                             (7,101)         (8,972)
    Accrued expenses                                             (5,118)         (7,983)
    Other obligations and deferred revenue                       (6,187)         (2,950)
                                                               --------        --------
        Net cash used in operating activities                   (10,796)         (9,898)
                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                         (18,208)        (25,139)
    Franchise fees and other                                       (208)         (1,874)
    Purchase of marketable securities, net                          (99)         (1,586)
                                                               --------        --------
        Net cash used in investing activities                   (18,515)        (28,599)
                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                     21,480          40,146
    Repayments of debt                                           (1,602)        (13,551)
    Distributions to Partners                                       (30)         (2,936)
    Distributions to Partner to purchase treasury stock            (483)           (542)
                                                               --------        --------
        Net cash provided by financing activities                19,365          23,117
                                                               --------        --------
        Decrease in cash and equivalents                         (9,946)        (15,380)
CASH AND EQUIVALENTS, beginning of period                        49,727          46,233
                                                               --------        --------
CASH AND EQUIVALENTS, end of period                            $ 39,781        $ 30,853
                                                               ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized             $ 22,591        $ 24,056
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

2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1999, which included financial statements for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998.

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

During the first quarter of 2000, the Partnership provided $0.5 million in distributions to John Q. Hammons Hotels, Inc. for the purchase of treasury stock.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS

137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption in this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5. PROPERTY DISPOSITION

On June 16, 1999, the Partnership sold the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture the Partnership must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Partnership provided replacement collateral in accordance with the indenture provisions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership announced on September 11, 1998, that it was ceasing new development activity, except for the hotels then under construction. The Partnership opened the last two hotels under construction in the first quarter of 2000, and currently has no hotels under construction. The following table sets forth information as to the hotels opened in 2000:


                                          Number of
    Location         Franchise/Name      Rooms/Suits           Description           Completion Date
-----------------  ------------------  ----------------  ------------------------  --------------------
Oklahoma City, OK   Renaissance              311          Atrium,                   Opened January 28,
                                                          Convention Center         2000

Charleston, SC      Embassy Suites           255          Atrium,                   Opened February 18,
                                                          Convention Center         2000


Although the Partnership is not developing new hotels, Mr. Hammons is personally developing several new projects which the Partnership plans to manage, including a Renaissance Hotel in Richardson, Texas; an Embassy Suites Hotel in Franklin, Tennessee; and an Embassy Suites Hotel in Lincoln, Nebraska (that opened May 1,
2000). Another managed hotel, the Marriott Courtyard in Springfield, Missouri, opened on April 10, 2000.

The Partnership's past development activity limits its ability to grow per share income in the near term. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership believes, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results of Operations. The following discussion and analysis addresses results of operations for the three month periods ended March 31, 2000 (the "2000 Quarter") and April 2, 1999 (the "1999 Quarter").

For the 2000 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $28.2 million, a 15.6% increase over the 1999 Quarter EBITDA of $24.4 million. As a percentage of total revenues, EBITDA decreased to 28.4% in the 2000 Quarter from 29.1% in the 1999 Quarter, in part because of more favorable insurance experience in the 1999 Quarter of $0.8 million, compared to the 2000 Quarter. The Mature Hotels' EBITDA was $24.6 million in the 2000 Quarter, up 22.4% from $20.1 million in the 1999 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels increased to 28.6% in the 2000 Quarter from 27.3% in the 1999 Quarter. The New Hotels' EBITDA for the 2000 Quarter was $1.3 million compared to $2.3 million in the 1999 Quarter. In the 2000 Quarter, the Partnership had six New Hotels, compared to four New Hotels in the 1999 Quarter. The 2000 Quarter results include $0.5 million in preopening expenses related to two hotels then under construction and the 1999 Quarter results include $0.8 million in preopening expenses related to six hotels then under construction.

Total revenues for the 2000 Quarter were $99.5 million, an increase of $15.9 million, or 19.0%, compared to the 1999 Quarter, primarily as a result of the continued growth of the Mature Hotels and the hotels opened during 1999. The Partnership's Mature Hotels generated total revenues of $86.2 million in the 2000 Quarter, an increase of $12.6 million, or 17.1%, compared to the 1999 Quarter. The Partnership's six New Hotels generated total revenues of $12.8 million during the 2000 Quarter compared to $9.6 million from the four New Hotels in the 1999 Quarter.

Rooms revenues increased $9.0 million, or 16.6%, from the 1999 Quarter, but as a percentage of total revenues fell to 63.9% from 64.9%. The dollar increase was primarily due to increased rooms revenues from the Mature Hotels, from an increase in the Partnership's average room rate to $98.35, a 3.5% increase compared to the 1999 Quarter average room rate of $95.02, and a 1.0 percentage point increase in the Partnership's occupancy for the 2000 Quarter to 62.0%. In comparison, the average room rate for the hotel industry was $85.16 in the 2000 Quarter, up 3.6% from the 1999 Quarter. Occupancy for the hotel industry was 59.1% down 0.1 percentage point from the 1999 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $60.96 in the 2000 Quarter, up 5.2% from $57.94 in the 1999 Quarter. RevPAR for the hotel industry was $50.33, up 3.4% from the 1999 Quarter.

Food and beverage revenues increased $5.3 million, or 22.8%, compared to the 1999 Quarter, and increased as a percentage of total revenues, to 28.9%, from 27.9%.

Meeting room rental and other revenues increased $1.5 million, or 25.3%, from the 1999 Quarter as the result of increased use of convention facilities, and increased as a percentage of revenues, to 7.6% from 7.2%.

Rooms operating expenses increased $2.4 million, or 17.2%, compared to the 1999 Quarter, and remained stable as a percentage of rooms revenues at 25.4%.

Food and beverage operating expenses increased $2.8 million, or 17.2%, compared to the 1999 Quarter, but decreased as a percentage of food and beverage revenues, to 66.8% from 70.0%. The dollar increase was attributable to expenses associated with increased food and beverage sales.

Other operating expenses remained relatively stable compared to the 1999 Quarter and decreased as a percentage of meeting room rental and other revenues, to 11.8% from 14.3% in the same period of the prior year.

General, administrative and sales expenses increased $6.3 million, or 25.4%, over the 1999 Quarter, and increased as a percentage of revenues to 31.2% from 29.6%. The increase was primarily attributable to expenses associated with the four New Hotels opened in 1999 and the two New Hotels opened in 2000.

Repairs and maintenance expenses increased $0.5 million, or 14.9%, compared to the 1999 Quarter and decreased slightly as a percentage of revenues to 4.1% from 4.2% in the 1999 Quarter.

Depreciation and amortization expenses increased $2.1 million, or 19.9%, compared to the 1999 Quarter, and increased slightly as a percentage of revenues to 12.9% from 12.8%. The increase is primarily attributable to the four New Hotels opened in 1999 and the two New Hotels opened in 2000.

Income from operations increased $1.7 million, or 12.6%, compared to the 1999 Quarter, but decreased as a percentage of revenues, to 15.5% from 16.4% in the 1999 Quarter.

Interest income decreased by $0.5 million from the 1999 Quarter, to $0.4 million as the Partnership reinvested cash from the sale of hotels in 1998 and 1999 into new collateral.

Interest expense and amortization of deferred financing fees increased $2.6 million, or 16.2%, from the 1999 Quarter, and decreased slightly as a percentage of total revenues to 18.5% from 18.9%. The dollar increase related to interest expense for the New Hotels.

Loss before extraordinary item and cumulative effect of change in accounting principle was $2.6 million in the 2000 Quarter, compared to $1.3 million in the 1999 Quarter. The increased loss was primarily attributable to increases in depreciation and interest expense.

Liquidity and Capital Resources. In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, to make partnership distributions to fund some of the taxes associated with income allocable to the partners and to enable the General Partner to purchase treasury stock.

At March 31, 2000, the Partnership had $39.8 million of cash and equivalents and $5.1 million of marketable securities, compared to $49.7 million and $5.0 million, respectively, at the end of 1999. The cash and equivalents are available for working capital requirements of the Partnership.

Net cash used in operating activities was $10.8 million for the 2000 Quarter compared to $9.9 million for the 1999 Quarter. The Partnership used more cash in the 2000 Quarter as receivables increased and other obligations decreased from the end of the year.

At March 31, 2000, total debt was $848.7 million compared with $828.8 million at the end of 1999. The increase is attributable to completion of new hotel development. The current portion of long-term debt was $23.4 million, compared with $16.6 million at the end of 1999. The Partnership incurred net capital expenditures of approximately $18.2 million during the 2000 Quarter and $25.1 million during the 1999 Quarter. Of the $18.2 million incurred during the 2000 Quarter, approximately $2.2 million was for capital expenditures on existing hotels, and approximately $16.0 million was for new hotel development, while in the 1999 Quarter, approximately $1.6 million was for capital improvements on existing hotel properties and approximately $23.5 million was for development of new hotels. During the remainder of 2000, the Partnership expects capital expenditures to total approximately $20.2 million, including $16.8 million for capital improvements on existing hotels and approximately $3.4 million for amounts to be incurred for the two hotels opened in the first quarter of 2000.

At the end of the 2000 Quarter, the Partnership had no hotels under construction, while at the end of the 1999 Quarter, the Partnership had six hotels under construction. Based upon current plans relating to capital expenditures, the Partnership anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement.

NOTE: In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Partnership believes," "the Partnership plans," "the Partnership intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, or revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors.

  Supplemental Financial Information Relating to the 1994 and 1995 Collateral
                                     Hotels

The following tables set forth, as of March 31, 2000, unaudited selected financial information with respect to the seventeen hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the 1994 and 1995 Note

Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                               Trailing 12 Months Ended March 31, 2000
                                          -------------------------------------------------
                                          1994         1995                      Total
                                          Collateral   Collateral   Management   Restricted
                                          Hotels       Hotels       Operations   Group
                                          ----------   ----------   ----------   ----------
                                            (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                         $147,638     $51,516       $8,748(a)   $207,902
Operating Expenses:
    Direct operating costs and expenses      52,377      19,169           --        71,546

General, administrative, sales and
  management expenses(b)                     40,177      16,741         (283)(c)    56,635
Repairs and maintenance                       5,855       2,431           --         8,286
Depreciation and amortization                13,055       5,325          424        18,804
                                           --------     -------       ------      --------
    Total operating expenses                111,464      43,666          141       155,271
                                           --------     -------       ------      --------
Income from operations:                    $ 36,174     $ 7,850       $8,607      $ 52,631
                                           ========     =======       ======      ========
Operating Data:
    Occupancy                                  68.7%       61.3%
    Average Daily Room Rate                $  91.32     $ 80.10
    RevPAR                                 $  62.74     $ 49.10

                                                  12 Months Ended December 31, 1999
                                          -------------------------------------------------
                                          1994         1995                      Total
                                          Collateral   Collateral   Management   Restricted
                                          Hotels       Hotels       Operations   Group
                                          ----------   ----------   ----------   ----------
Statement of Operations Data:
Operating Revenues                         $146,148     $50,368      $8,208(a)    $204,724

Operating Expenses:
Direct operating costs and expenses          52,440      18,846          --         71,286

General Administrative, Sales and
  Mgmt expenses(b)                           39,570      16,286         (473)(c)    55,383
    Repairs and Maintenance                   5,779       2,382           --         8,161
    Depreciation and Amortization            12,902       5,173          395        18,470
                                           --------     -------       ------      --------
        Total Operating Expense             110,691      42,687          (78)      153,300
                                           --------     -------       ------      --------
Income from Operations                     $ 35,457     $ 7,681       $8,286      $ 51,424
                                           ========     =======       ======      ========
Operating Data:
    Occupancy                                  68.0%       60.9%
    Average Daily Room Rate                $  90.79     $ 80.51
    RevPAR                                 $  61.74     $ 49.03

  (a) Represents management revenues derived from the Owned Hotels owned by L.P. Two and the Managed Hotels.

  (b) General administrative, sales and management expenses for the 1994 and 1995 management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.

  (c) General, administrative, sales and management expenses applicable to management operations is net of management revenues allocated to the 1994 and 1995 Collateral Hotels.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of March 31, 2000:

                                                    Expected Maturity Date
                                                         (in millions)
                                                                                         Fair
                                                                        There-          Value
                                  2000(d)   2001   2002   2003   2004   After   Total    (e)
Long-Term Debt              (a)

$300 Million 1st Mortgage Notes                $  -     $  -     $  -     $  -     $300     $  -     $300     $313
    Average interest rate               (b)     8.9%     8.9%     8.9%     8.9%     8.9%     8.9%     8.9%

$90 Million 1st Mortgage Notes                 $  -     $  -     $  -     $  -     $  -     $ 90     $ 90     $ 94
    Average interest rate               (b)     9.8%     9.8%     9.8%     9.8%     9.8%     9.8%     9.8%

Other fixed-rate debt obligations              $  6     $ 14     $ 31     $ 38     $  6     $224     $319     $319
    Average interest rate               (b)     8.4%     8.2%     8.7%     8.8%     8.5%     8.6%     8.6%

Other variable-rate debt obligations           $ 17     $ 33     $  1     $ 16     $ 29     $ 44     $140     $140
    Average interest rate               (c)     8.8%     8.8%     8.8%     8.8%     8.8%     8.8%     8.8%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of March 31, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2000 balances include actual and projected principal payments and weighted average interest rates for the years.

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

                JOHN Q. HAMMONS HOTELS, L.P.

                By: John Q. Hammons Hotels, Inc.
                    its General Partner

                By:
                    /s/ John Q. Hammons
                    -------------------
                    John Q. Hammons, Chairman,
                    Founder, and Chief Executive Officer

                By:
                    /s/ Kenneth J. Weber
                    --------------------
                    Kenneth J. Weber, Chief Financial
                    Officer and Executive Vice President

                JOHN Q. HAMMONS HOTELS FINANCE CORPORATION

                By:
                    /s/ John Q. Hammons
                    -------------------
                    John Q. Hammons, Chairman,
                    Founder, and Chief Executive Officer

                By:
                    /s/ Kenneth J. Weber
                    --------------------
                    Kenneth J. Weber, Chief Financial Officer
                    and Executive Vice President

                JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II

                By:
                    /s/ John Q. Hammons
                    -------------------
                    John Q. Hammons, Chairman,
                    Founder, and Chief Executive Officer

                By:
                    /s/ Kenneth J. Weber
                    --------------------
                    Kenneth J. Weber, Chief Financial Officer
                    and Executive Vice President


Dated: May 12, 2000

EXHIBIT INDEX


Exhibit No.            Exhibit
------------           -------

27                     Financial Data Schedule