Form 10-Q
period 2000-06-30
HAMMONS JOHN Q HOTELS LP
filed 2000-08-11
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes    X     No ____
      ---

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                                  June 30, 2000     December 31, 1999
                                                                  --------------    ------------------
                                                                    (Unaudited)          (Audited)
CURRENT ASSETS:
  Cash and equivalents                                                $   44,335            $   49,727

  Marketable securities                                                    8,733                 4,982

  Receivables:
    Trade, less allowance for doubtful accounts of $226                   13,833                11,677
    Construction reimbursements and other                                  1,313                 2,370
    Management fees                                                          142                    63

  Inventories                                                              1,354                 1,349

  Prepaid expenses and other                                                 921                 1,699
                                                                      ----------            ----------
                  Total current assets                                    70,631                71,867

PROPERTY AND EQUIPMENT, at cost:
     Land and improvements                                                57,011                55,818
     Buildings and improvements                                          734,831               683,462
     Furniture, fixture and equipment                                    283,695               270,146
     Construction in progress                                              7,330                53,462
                                                                      ----------            ----------
                                                                       1,082,867             1,062,888

     Less-accumulated depreciation and amortization                     (245,959)             (227,411)
                                                                      ----------            ----------
                                                                         836,908               835,477

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                   25,438                26,968
                                                                      ----------            ----------
TOTAL ASSETS                                                          $  932,977            $  934,312
                                                                      ==========            ==========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                            LIABILITIES AND EQUITY

                                                                    June 30, 2000     December 31, 1999
                                                                    -------------     -----------------
                                                                     (Unaudited)          (Audited)
LIABILITIES:

Current portion of long-term debt                                     $  13,904             $  16,569

Accounts payable                                                          5,678                11,877

Accrued expenses:
    Payroll and related benefits                                          7,861                 7,720
    Sales and property taxes                                             15,287                10,368
    Insurance                                                             4,083                 7,576
    Interest                                                             12,669                12,873
    Utilities, franchise fees and other                                   8,688                 6,546
                                                                      ---------             ---------
                        Total current liabilities                        68,170                73,529

Long-term debt                                                          824,612               812,274
Other obligations and deferred revenue                                    1,868                 9,402
                                                                      ---------             ---------
                        Total liabilities                               894,650               895,205

EQUITY:
             Contributed capital                                         96,436                96,436
             Partners' and other deficits, net                          (58,109)              (57,329)
                                                                      ---------             ---------
                     Total equity                                        38,327                39,107
                                                                      ---------             ---------
TOTAL LIABILITIES AND EQUITY                                          $ 932,977             $ 934,312
                                                                      =========             =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's omitted)

                                                             Three Months Ended                    Six Months Ended
                                                       June 30, 2000      July 2, 1999      June 30, 2000      July 2, 1999
                                                       --------------     ------------      -------------      ------------
                                                                   (Unaudited)                         (Unaudited)
REVENUES:
  Rooms                                                  $  71,157          $  59,211          $ 134,430          $ 113,467
  Food and beverage                                         30,624             24,894             59,244             48,199
  Meeting room rental and other                              7,770              6,347             15,329             12,382
                                                         ---------          ---------          ---------          ---------
    Total revenues                                         109,551             90,452            209,003            174,048

OPERATING EXPENSES:
  Direct operating costs and expenses
   Rooms                                                    17,247             14,800             33,364             28,557
   Food and beverage                                        19,854             16,793             38,979             33,107
   Other                                                       968                993              1,860              1,857
  General, administrative and sales expenses                31,621             27,157             62,639             51,894
  Repairs and maintenance                                    4,356              3,797              8,417              7,331
  Depreciation and amortization                             13,380             11,142             26,206             21,838
                                                         ---------          ---------          ---------          ---------
     Total operating expenses                               87,426             74,682            171,465            144,584
                                                         ---------          ---------          ---------          ---------

INCOME FROM OPERATIONS                                      22,125             15,770             37,538             29,464

OTHER INCOME (EXPENSE)
  Gain on property disposition                                   -              2,365                  -              2,365
  Interest income                                              311                551                692              1,393
  Interest expense and amortization of deferred
   financing fees                                          (19,234)           (15,113)           (37,600)           (30,915)
                                                         ---------          ---------          ---------          ---------

INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                   3,202              3,573                630              2,307
 Extraordinary item:  Cost of extinguishment of debt             -                106                  -                (19)
                                                         ---------          ---------          ---------          ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                     3,202              3,679                630              2,288
 Cumulative effect of change in accounting principle             -                  -                  -             (1,819)
                                                         ---------          ---------          ---------          ---------

NET INCOME                                               $   3,202          $   3,679          $     630          $     469
                                                         =========          =========          =========          =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)


                                                            CONTRIBUTED                     PARTNERS' AND OTHER
                                                              CAPITAL                        EQUITY (DEFICIT)
                                                              -------                        ----------------
                                                               General              General           Limited
                                                               Partner              Partner           Partner           Total
                                                               -------              -------           -------           -----
BALANCE, December 31, 1999 (audited)                           $96,436              $(82,580)         $25,251           $39,107
Distributions                                                        -                   (90)               -               (90)
Distributions to Partner to purchase treasury stock                  -                (1,320)               -            (1,320)
Net income                                                           -                   178              452               630
                                                               -------              --------          -------           -------
Balance, June 30, 2000 (unaudited)                             $96,436              $(83,812)         $25,703           $38,327
                                                               =======              ========          =======           =======

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                                    Six months ended
                                                                                           June 30, 2000         July 2, 1999
                                                                                          ---------------      ----------------
                                                                                            (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $    630                     $    469

Adjustment to reconcile net income to cash provided by operating activities-
  Depreciation, amortization and loan cost amortization                                     27,469                       22,534
  Extraordinary item                                                                             -                           19
  Cumulative effect of change in accounting principle                                            -                        1,819
  Gain on sales of property and equipment                                                        -                       (2,365)

Changes in certain assets and liabilities
  Receivables                                                                               (1,178)                       1,261
  Inventories                                                                                   (5)                         111
  Prepaid expenses and other                                                                   778                          340
  Accounts payable                                                                          (6,199)                      (9,414)
  Accrued expenses                                                                           3,505                        5,291
  Other obligations and deferred revenue                                                    (7,534)                         (30)
                                                                                          --------                     --------
     Net cash provided by operating activities                                              17,466                       20,035
                                                                                          --------                     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net                                                 (27,523)                     (61,594)
  Proceeds from disposition of hotels                                                            -                        6,500
  Restricted cash and receivable remaining from property dispositions                            -                       (7,066)
  Franchise fees and other                                                                     153                       (2,010)
  (Purchase) sale of marketable securities, net                                             (3,751)                      (4,361)
                                                                                          --------                     --------
     Net cash used in investing activities                                                 (31,121)                     (68,531)
                                                                                          --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                                  22,923                       65,723
  Repayments of debt                                                                       (13,250)                     (16,053)
  Distributions                                                                                (90)                      (3,026)
  Purchase of treasury stock                                                                (1,320)                      (1,056)
                                                                                          --------                     --------
     Net cash provided by financing activities                                               8,263                       45,588
                                                                                          --------                     --------
     Decrease in cash and equivalents                                                       (5,392)                      (2,908)

CASH AND EQUIVALENTS, beginning of period                                                   49,727                       46,233
                                                                                          --------                     --------
CASH AND EQUIVALENTS, end of period                                                       $ 44,335                     $ 43,325
                                                                                          ========                     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                        $ 37,013                     $ 29,257
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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in Conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1999 which included financial statements for the fiscal years ended December 31, 1999, January 1, 1999, and January 2, 1998.

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

In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to the General Partner, if applicable, with the remainder allocated to the limited partners. During the first six months of 2000, the Partnership provided $1.4 million in distributions to John Q. Hammons Hotels, Inc., for the purchase of treasury stock.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Partnership's past practice was to defer these expenses until a hotel commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Partnership adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of $1.8 million were charged to expense.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS 137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Partnership anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITIONS

Effective June 16, 1999, the Partnership sold the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Partnership must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Partnership provided replacement collateral in accordance with the indenture provisions.

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

Although the Partnership is not developing new hotels, Mr. John Q. Hammons is personally developing several new projects which the Partnership plans to manage, including a Renaissance Hotel in Richardson, Texas; an Embassy Suites Hotel in Franklin, Tennessee; and a Marriott Residence Inn in Springfield, Missouri. Two other managed hotels opened recently: the Marriott Courtyard in Springfield, Missouri, opened April 10, 2000, and the Embassy Suites Hotel in Lincoln, Nebraska, opened May 1, 2000.

The Partnership's past development activity limits its ability to grow net income in the near term. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership believes, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three month periods ended June 30, 2000 (the "2000 Quarter") and July 2, 1999 (the "1999 Quarter").

For the 2000 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $35.5 million, an increase of 31.9% compared to the 1999 Quarter EBITDA of $26.9 million. The Mature Hotels' EBITDA was $27.2 million in the 2000 Quarter, up 11.0% from $24.5 million in the 1999 Quarter primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels (Portland Embassy Suites, St. Augustine World Golf Village, Tampa Embassy Suites, and Topeka Capitol Plaza) provided $1.9 million of EBITDA in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the hotels sold) decreased to 29.3% in the 2000 Quarter from 30.4% in the 1999 Quarter due primarily to the operating results of World Golf Village. The New Hotels' EBITDA for the 2000 Quarter was $4.6 million compared to $(0.1) million in the 1999 Quarter. This increase is due primarily to the strong performance of the New Hotels, especially the Embassy Suites at DFW.

Total revenues for the 2000 Quarter were $109.6 million, an increase of $19.1 million, or 21.1%, compared to the 1999 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotels opened late in 1999 and early 2000. The Partnership's Mature Hotels generated total revenues of $92.9 million in the 2000 Quarter, an increase of $12.7 million, or 15.8% compared to the 1999 Quarter. The Partnership's New Hotels generated total revenues of $16.0 million during the 2000 Quarter compared to $9.8 million in the 1999 Quarter. There are six New Hotels in both the 2000 Quarter and the 1999 Quarter.

Rooms revenues increased $11.9 million, or 20.2%, from the 1999 Quarter, but decreased as a percentage of total revenues, to 65.0% from 65.5%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and an accompanying increase in the Partnership's average room rate to $98.40, a 3.5% increase compared to the 1999 Quarter average room rate of $95.09. In comparison, the average room rate for the hotel industry was $84.67 in the 2000 Quarter, up 5.0% from the 1999 Quarter. The increased average room rate was supplemented by a 3.3 percentage point increase in the Partnership's occupancy for the 2000 Quarter to 68.3%. Occupancy for the hotel industry was 67.7%, up
2.0 percentage points from the 1999 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $67.20 in the 2000 Quarter, up 8.8% from $61.76 in the 1999 Quarter. RevPAR for the hotel industry was $57.28, up 7.0% from the 1999 Quarter.

Food and beverage revenues increased $5.7 million, or 23.0%, compared to the 1999 Quarter, and increased slightly as a percentage of total revenues, to 28.0% from 27.5% in the 1999 Quarter. Sales at the New Hotels with full food and beverage services along with menu pricing adjustments accounted for substantially all of the increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.4 million, or 22.4%, from the 1999 Quarter, and increased slightly as a percentage of revenues, to 7.1% from 7.0%. The majority of the increase was a result of revenues from the New Hotels as well as increased meeting and convention business in some of the Mature Hotels.

Rooms operating expenses increased $2.4 million, or 16.5%, compared to the 1999 Quarter, but decreased as a percentage of rooms revenues to 24.2% from 25.0%. The dollar increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the one hotel sold in 1999, rooms operating expenses as a percentage of rooms revenues were 23.8% in the 2000 Quarter, compared to 24.3% in the 1999 Quarter.

Food and beverage operating expenses increased $3.1 million, or 18.2%, compared to the 1999 Quarter, but decreased as a percentage of food and beverage revenues, to 64.8% from 67.5%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses decreased slightly by 2.5% compared to the 1999 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 12.5% from 15.6%.

General, administrative and sales expenses increased $4.5 million, or 16.4%, over the 1999 Quarter, but decreased as a percentage of revenues to 28.9% from 30.0%. The dollar increase was primarily attributable to a greater number of hotels in the 2000 Quarter.

Repairs and maintenance expenses increased $0.6 million, or 14.7%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues, to 4.0% from 4.2% in the 1999 Quarter. The dollar increase related to the net increase in number of hotels and rooms in 2000 compared to 1999.

Depreciation and amortization expenses increased $2.2 million, or 20.1%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues to 12.2% from 12.3%. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations increased $6.4 million, or 40.3%, compared to the 1999 Quarter. Expenses, particularly direct operating expenses, increased less rapidly than revenues, and the Partnership began to realize increased benefits from the hotels opened over the past few years.

Other income(expense), net increased $6.7 million, or 55.1%, from the 1999 Quarter, as the result of a $2.4 million gain on property disposition in the 1999 Quarter, and as the result of increased net interest expense related to the New Hotels.

Income before extraordinary item and cumulative effect of change in accounting principle was $3.2 million in the 2000 Quarter, compared to $3.6 million in the 1999 Quarter. The 1999 results were attributable, in part, to a $2.4 million gain on the sale of a hotel in June, 1999.

Results of Operations - Six-Month Period

The following discussion addresses results of operations for the six-month periods ended June 30, 2000 (the "2000 Six Months") and July 2, 1999 (the "1999 Six Months").

For the 2000 Six Months, the Partnership's total EBITDA was $63.7 million, a 24.3% increase compared to the 1999 Six Months EBITDA of $51.3 million. The Mature Hotels' EBITDA was $51.8 million in the 2000 Six Months, up $7.3 million from the 1999 Six Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 1999 and in Mature Hotels in 2000 provided $4.3 million of EBITDA in the 2000 Six Months.

Total revenues increased to $209.0 million in the 2000 Six Months from $174.0 million in the 1999 Six Months, an increase of $35.0 million or 20.1%. The increase is primarily attributed to the continued growth of both New Hotels and Mature Hotels.

Rooms revenues increased to $134.4 million in the 2000 Six Months from $113.5 million in the 1999 Six Months, an increase of $20.9 million or 18.5% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased, to 64.3%, compared to 65.2% in the 1999 Six Months. The Partnership's average room rate increased to $98.39 in the 2000 Six Months from $95.08 in the 1999 Six Months, an increase of $3.31 or 3.5%. Occupancy increased to 65.2% in the 2000 Six Months from 63.0% in the 1999 Six Months, an increase of 2.2 percentage points.

Food and beverage revenues increased to $59.2 million in the 2000 Six Months from $48.2 million in the 1999 Six Months, an increase of $11.0 million or 22.9%, and increased as a percentage of total revenues to 28.3% from 27.7% in the 1999 Six Months. The increase was attributable primarily to sales at the New Hotels and menu pricing adjustments.

Meeting room rental and other revenues increased to $15.3 million in the 2000 Six Months from $12.4 million in the 1999 Six Months, an increase of $2.9 million or 23.8%. Meeting room rental and other revenues also increased slightly as a percentage of total revenues to 7.3% from 7.1% in the 1999 Six Months. The majority of the dollar increase was the result of revenues from the New Hotels.

Rooms operating expenses increased to $33.4 million in the 2000 Six Months from $28.6 million in the 1999 Six Months, an increase of $4.8 million or 16.8%. This expense decreased to 24.8% of rooms revenues in the 2000 Six Months compared to 25.2% in the 1999 Six Months. The dollar increase related to the additional hotels opened in late 1999 and early 2000.

Food and beverage operating expenses increased to $39.0 million in the 2000 Six Months from $33.1 million in the 1999 Six Months, an increase of $5.9 million or 17.7%. These expenses decreased as a percentage of food and beverages revenues in the 2000 Six Months to 65.8%, from 68.7% in the 1999 Six Months. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses remained stable at $1.9 million in the 2000 Six Months, but declined as a percentage of meeting room rental and other income, to 12.1% in the 2000 Six Months from 15.0% in the 1999 Six Months.

General, administrative and sales expenses increased to $62.6 million in the 2000 Six Months from $51.9 million in the 1999 Six Months, an increase of $10.7 million or 20.7%, and increased slightly as a percentage of total revenues to 30.0% from 29.8% in the 1999 Six Months. The increase in these expenses was primarily the result of a greater number of hotels in the 2000 Six-Month period.

Repairs and maintenance expenses increased to $8.4 million in the 2000 Six Months from $7.3 million in the 1999 Six Months, an increase of $1.1 million or 14.8%. The increase was a result of the increase in the total number of hotels open and rooms available.

Depreciation and amortization expenses increased to $26.2 million in the 2000 Six Months from $21.8 million in the 1999 Six Months, an increase of $4.4 million or 20.0%, but remained stable as a percentage of total revenues at 12.5%. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations was $37.5 million in the 2000 Six Months compared to $29.5 million in the 1999 Six Months, an increase of $8.0 million or 27.4%. The increase was due to increased revenues coupled with controls of operating expenses. As a percentage of revenue, income from operating increased to 18.0% in the 2000 Six Months compared to 16.9% in the 1999 Six Months.

Other income(expense), net increased to $36.9 million in the 2000 Six Months from $27.2 million in the 1999 Six Months, an increase of $9.7 million or 35.9%, as a result of a $2.4 million gain on property disposition in the 1999 Six Months, and as a result of increased net interest expense related to the New Hotels. As a percentage of total revenues, this expense increased to 17.7% from 15.6% in the 1999 Six Months.

Income before extraordinary item and cumulative effect of change in accounting principle was $0.6 million in the 2000 Six Months, compared to $2.3 million in the 1999 Six Months. The 1999 results were attributable, in part, to a $2.4 million gain on the sale of a hotel in June, 1999.


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

At June 30, 2000, the Partnership had $44.3 million of cash and equivalents and $8.7 million of marketable securities, compared to $49.7 million and $5.0 million, respectively, at the end of 1999. These amounts are available for working capital requirements of the Partnership.

Net cash provided by operating activities was $17.4 million for the 2000 Six Months compared to $19.9 million for the 1999 Six Months. The decrease is primarily attributable to a reduction of other obligations, predominantly construction-related payables and the buyout of several years of self-insurance reserves.

At June 30, 2000, total debt was $838.5 million compared with $828.8 million at the end of 1999. The increase is attributable to the newly-opened hotels. The current portion of long-term debt was $13.9 million, compared to $16.6 million at the end of 1999. The Partnership incurred net capital expenditures of approximately $27.5 million during the 2000 Six Months and $61.6 million during the 1999 Six Months. Of the $27.5 million incurred during the 2000 Six Months, approximately $9.6 million was for capital improvements on existing hotel properties and approximately $17.9 million was for development of new hotels. During the remainder of 2000, the Partnership expects capital expenditures to total approximately $10.5 million.

As of June 30, 2000, the Partnership had no hotels under construction, while at July 2, 1999, the Partnership had four hotels under construction. Based upon current plans relating to capital expenditures, the Partnership anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement.

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


Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of June 30, 2000, and December 31, 1999, unaudited selected financial information with respect to the 17 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the 8 hotels collateralizing the 1995 Notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Notes) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                        Trailing 12 Months Ended June 30, 2000
                                                        --------------------------------------
                                           1994               1995               Management           Total
                                        Collateral         Collateral            Operations         Restricted
                                          Hotels             Hotels                Group              Group
                                          ------             ------                -----              -----
                                                    (Dollars in thousands, except operating data)

Statement of Operations Data:
Operating Revenues                         $148,396             $52,971          $ 9,479  (a)          $210,846
Operating Expenses:
  Direct operating costs and expenses        52,581              19,522                -                 72,103
  General, administrative, sales
     and management expenses(b)              41,119              17,293             (436) (c)            57,976
  Repairs and maintenance                     5,877               2,570                -                  8,447
  Depreciation and amortization              13,201               5,466              381                 19,048
                                           --------             -------          -------               --------
        Total operating expenses            112,778              44,851              (55)               157,574
                                           --------             -------          -------               --------
Income from operations:                    $ 35,618             $ 8,120          $ 9,534               $ 53,272
                                           ========             =======          =======               ========

Operating Data:
  Occupancy                                    69.1%               62.5%
  Average daily room rate                  $  91.80             $ 79.44
  RevPAR                                   $  63.43             $ 49.65

                                                       Trailing 12 Months Ended December 31, 1999
                                                       ------------------------------------------
                                           1994                 1995              Management           Total
                                        Collateral           Collateral           Operations         Restricted
                                          Hotels               Hotels                Group             Group
                                          ------               ------                -----             -----
                                                     (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                         $146,148              $50,368         $ 8,208  (a)          $204,724
Operating Expenses:
   Direct operating costs and                52,440               18,846              --                 71,286
    expenses
   General, administrative, sales and
      management expenses(b)                 39,570               16,286            (473) (c)            55,383
   Repairs and maintenance                    5,779                2,382              --                  8,161
   Depreciation and amortization             12,902                5,173             395                 18,470
                                           --------              -------         -------               --------
        Total operating expenses            110,691               42,687             (78)               155,300
                                           --------              -------         -------               --------
Income from operations:                    $ 35,457              $ 7,681         $ 8,286               $ 51,424
                                           ========              =======         =======               ========

Operating Data:
  Occupancy                                    68.0%                60.9%
  Average daily room rate                  $  90.79              $ 80.31
  RevPAR                                   $  61.74              $ 49.03

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

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of June 30, 2000:

                                                             Expected Maturity Date
                                                                 (in millions)
                                                                                                                        Fair
                                                                                                   There-               Value
                                                2000(d)     2001      2002      2003      2004     after      Total      (e)
Long-Term Debt                         (a)

 $300 Million 1/st/  Mortgage Notes             $  -       $   -     $   -     $   -     $ 300     $  -        $300      $313
    Average interest rate              (b)       8.9%        8.9  %    8.9%      8.9%      8.9%     8.9%        8.9%

 $90 Million 1/st/ Mortgage Notes               $  -       $   -     $   -     $   -     $   -     $ 90        $ 90      $ 94
    Average interest rate              (b)       9.8%        9.8%      9.8%      9.8%      9.8%     9.8%        9.8%

  Other fixed-rate debt obligations             $ 13       $   7     $  31     $  38     $   6     $220        $315      $315
    Average interest rate              (b)       8.2%        8.4%      8.7%      8.8%      8.5%     8.6%        8.6%

 Other variable-rate debt obligations           $  1       $  47     $   1     $  17     $  29     $ 39        $134      $134
    Average interest rate              (c)       9.6%        9.6%      9.6%      9.6%      9.6%     9.6%        9.6%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of June 30, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2000 balances include actual and projected principal repayments and weighted average interest rates for the year.

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

                         JOHN Q. HAMMONS HOTELS, L.P.

                         By:  John Q. Hammons Hotels, Inc.
                              its General Partner

                         By:  /s/ John Q. Hammons
                              -----------------------------------------------
                              John Q. Hammons, Chairman,
                              Founder, and Chief Executive Officer

                         By:  /s/ Kenneth J. Weber
                              -----------------------------------------------
                              Kenneth J. Weber, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

                         JOHN Q.HAMMONS HOTELS FINANCE
                         CORPORATION


                         By:  /s/ John Q. Hammons
                              -----------------------------------------------
                              John Q. Hammons, Chairman,
                              Founder, and Chief Executive Officer


                         By:  /s/ Kenneth J. Weber
                              -----------------------------------------------
                              Kenneth J. Weber, Chief Financial Officer and Executive Vice President (Principal Financial Officer)

                         JOHN Q. HAMMONS HOTELS FINANCE
                         CORPORATION II


                         By:  /s/ John Q. Hammons
                              -----------------------------------------------
                              John Q. Hammons, Chairman,
                              Founder, and Chief Executive Officer


                         By:  /s/ Kenneth J. Weber
                              -----------------------------------------------
                              Kenneth J. Weber, Chief Financial Officer and Executive Vice President (Principal Financial Officer)


Dated: August 11, 2000

                                 Exhibit Index
                                 -------------


27  Financial Data Schedule