Form 10-Q
period 2000-09-29
HAMMONS JOHN Q HOTELS LP
filed 2000-11-13
CIK 916536

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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
                                (000's omitted)

                                    ASSETS

                                                            September 29, 2000     December 31, 1999
                                                            ------------------     -----------------
                                                               (Unaudited)            (Audited)

CURRENT ASSETS:

 Cash and equivalents                                           $   34,311             $  49,727

 Marketable securities                                              12,691                 4,982

 Receivables:
  Trade, less allowance for doubtful accounts of $226               13,679                11,677
  Construction reimbursements and other                              1,607                 2,370
  Management fees                                                      149                    63

 Inventories                                                         1,392                 1,349

 Prepaid expenses and other                                            500                 1,699
                                                                ----------             ---------

  Total current assets                                              64,329                71,867

PROPERTY AND EQUIPMENT, at cost:

 Land and improvements                                              57,077                55,818
 Buildings and improvements                                        736,387               683,462
 Furniture, fixture and equipment                                  287,353               270,146
 Construction in progress                                            9,999                53,462
                                                                ----------             ---------

                                                                 1,090,816             1,062,888

 Less-accumulated depreciation and amortization                   (259,674)             (227,411)
                                                                ----------             ---------

                                                                   831,142               835,477

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net             26,099                26,968
                                                                ----------             ---------

TOTAL ASSETS                                                    $  921,570             $ 934,312
                                                                ==========             =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                            LIABILITIES AND EQUITY

                                             September 29, 2000     December 31, 1999
                                             ------------------     -----------------
                                                (Unaudited)             (Audited)
LIABILITIES:
 Current portion of long-term debt                $ 14,167              $ 16,569
 Accounts payable                                    5,315                11,877
 Accrued expenses:
  Payroll and related benefits                       7,400                 7,720
  Sales and property taxes                          16,706                10,368
  Insurance                                          4,288                 7,576
  Interest                                           3,503                12,873
  Utilities, franchise fees and other                7,819                 6,546
                                                  --------              --------
    Total current liabilities                       59,198                73,529
  Long-term debt                                   824,222               812,274
  Other obligations and deferred revenue             1,975                 9,402
                                                  --------              --------
    Total liabilities                              885,395               895,205

EQUITY:
  Contributed capital                               96,436                96,436
  Partners' and other deficits, net                (60,261)             (57,329)
                                                  --------              --------
    Total equity                                    36,175                39,107
                                                  --------              --------

TOTAL LIABILITIES AND EQUITY                      $921,570              $934,312
                                                  ========              ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's omitted)


                                                             Three Months Ended                 Nine Months Ended
                                                      Sept. 29, 2000     Oct. 1, 1999     Sept. 29, 2000     Oct. 1, 1999
                                                      --------------     ------------     --------------     ------------
                                                        (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

REVENUES:
 Rooms                                                   $  70,421        $  61,132           $ 204,851       $ 174,599
 Food and beverage                                          26,568           21,802              85,812          70,001
 Meeting room rental and other                               7,359            6,272              22,688          18,654
                                                         ---------        ---------           ---------       ---------
     Total revenues                                        104,348           89,206             313,351         263,254

OPERATING EXPENSES:
  Direct operating costs and expenses
    Rooms                                                   17,914           15,829              51,278          44,386
    Food and Beverage                                       18,567           16,321              57,546          49,428
    Other                                                    1,002              907               2,862           2,764

 General, administrative and sales expenses                 32,146           27,638              94,785          79,532

 Repairs and maintenance                                     4,183            3,784              12,600          11,115

 Depreciation and amortization                              13,620           11,913              39,826          33,751
                                                         ---------        ---------           ---------       ---------

  Total operating costs                                     87,432           76,392             258,897         220,976
                                                         ---------        ---------           ---------       ---------

INCOME FROM OPERATIONS                                      16,916           12,814              54,454          42,278

OTHER INCOME (EXPENSE):
 Gain on property disposition                                    -                -                   -           2,365
 Interest income                                               723            1,083               1,914           2,476
 Interest expense and amortization of deferred
   financing fees                                          (19,338)         (17,489)            (57,437)        (48,404)
                                                         ---------        ---------           ---------       ---------
INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                  (1,699)          (3,592)             (1,069)         (1,285)
 Extraordinary item: Cost of extinguishment of debt              -                -                   -             (19)
                                                         ---------        ---------           ---------       ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                    (1,699)          (3,592)             (1,069)         (1,304)
 Cumulative effect of change in accounting principle             -                -                   -          (1,819)
                                                         ---------        ---------           ---------       ---------

NET LOSS                                                 $  (1,699)       $  (3,592)          $  (1,069)      $  (3,123)
                                                         =========        =========           =========       =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)



                                                      CONTRIBUTED         PARTNERS' AND OTHER
                                                        CAPITAL             EQUITY (DEFICIT)
                                                      ------------       ---------------------
                                                        General           General     Limited
                                                        Partner           Partner     Partner       Total
                                                      ------------       ---------  ----------    ---------

BALANCE, December 31, 1999 (audited)                     $ 96,436         $ (82,580)  $ 25,251    $ 39,107
Distributions                                                   -              (120)         -        (120)
Distributions to Partner to purchase treasury stock             -            (1,743)         -      (1,743)
Net Loss                                                        -              (303)      (766)     (1,069)
                                                         --------         ---------   --------    --------
BALANCE, September 29, 2000 (unaudited)                  $ 96,436         $ (84,746)  $ 24,485    $ 36,175
                                                         ========         =========   ========    ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                               Nine months ended

                                                             September 29, 2000    October 1, 1999
                                                             ------------------    ---------------
                                                                 (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                         $  (1,069)          $  (3,123)

Adjustment to reconcile net income to cash provided
 by operating activities
  Depreciation, amortization and loan cost amortization             41,656              34,886
  Extraordinary item                                                   -                    19
  Cumulative effect of change in accounting principle                  -                 1,819
  Gain on sale of property and equipment                               -                (2,365)

Changes in certain assets and liabilities
  Receivables                                                         (465)              2,027
  Inventories                                                          (43)                 51
  Prepaid expenses and other                                           339                 760
  Accounts payable                                                  (6,562)             (4,869)
  Accrued expenses                                                  (5,367)             (1,665)
  Other obligations and deferred revenue                            (7,427)             (1,208)
                                                                  --------           ---------
    Net cash provided by operating activities                       21,062              26,332
                                                                  --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net                         (35,321)            (96,104)
  Proceeds form disposition of hotels                                  -                 6,500
  Restricted cash and receivable remaining from property
   dispositions                                                        -                (7,425)
  Franchise fees and other                                          (1,131)             (3,028)
  (Purchase) sale of marketable securities, net                     (7,709)             (6,378)
                                                                  --------           ---------
    Net cash used in investing activities                          (44,161)           (106,435)
                                                                  --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                          24,441              83,191
  Repayments of debt                                               (14,895)            (17,709)
  Distributions                                                       (120)             (3,056)
  Purchase of treasury stock                                        (1,743)             (1,713)
                                                                  --------           ---------
    Net cash provided by financing activities                        7,683              60,713
                                                                  --------           ---------
    Decrease in cash and equivalents                               (15,416)            (19,390)

CASH AND EQUIVALENTS, beginning of period                           49,727              46,233
                                                                  --------           ---------
CASH AND EQUIVALENTS, end of period                               $ 34,311           $  26,843
                                                                  ========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                $ 64,602           $  51,727
                                                                  ========           =========

                See Notes to consolidated Financial Statements.

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

In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to the General Partner, if applicable, with the remainder allocated to the limited partners. During the first nine months of 2000, the Partnership provided approximately $1.7 million in distributions to John Q. Hammons Hotels, Inc., for the purchase of treasury stock.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS 137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITION

On June 16, 1999, the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois was sold to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. The Partnership provided replacement collateral of equivalent value in accordance with the indenture provisions.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership announced on September 11, 1998, that it was ceasing new development activity except for the hotels under construction. The Partnership opened the last two hotels under construction in the first quarter of 2000, and currently has no hotels under constructions.

The Partnership's past development activity limits its ability to grow net income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Partnership believes, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended September 29, 2000 (the "2000 Quarter") and October 1, 1999 (the "1999 Quarter").

For the 2000 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $30.5 million, an increase of 23.5% compared to the 1999 Quarter EBITDA of $24.7 million. The Mature Hotels' EBITDA was $24.2 million in the 2000 Quarter, up 7.1% from $22.6 million in the 1999 Quarter primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels, Portland Embassy Suites, St. Augustine World Golf Village, Tampa Embassy Suites, and Topeka Capitol Plaza, provided $1.2 million of EBITDA in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the hotels sold) decreased to 27.2% in the 2000 Quarter from 29.1% in the 1999 Quarter due primarily to the operating results of World Golf Village. The New Hotels' EBITDA for the 2000 Quarter was $3.0 million compared to $(0.7) million in the 1999 Quarter. This increase was due primarily to the strong performance of the New Hotels, especially the Embassy Suites at Dallas-Fort Worth Airport.

Total revenues for the 2000 Quarter were $104.3 million, an increase of $15.1 million, or 17.0%, compared to the 1999 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotels opened late in 1999 and early 2000. The Partnership's Mature Hotels generated total revenues of $89.2 million in the 2000 Quarter, an increase of $11.7 million, or 15.1% compared to the 1999 Quarter. The Partnership's New Hotels generated total revenues of $14.4 million during the 2000 Quarter compared to $10.9 million in the 1999 Quarter. There are six New Hotels in the 2000 Quarter, compared to seven New Hotels in the 1999 Quarter.

Rooms revenues increased $9.3 million, or 15.2%, from the 1999 Quarter, but decreased slightly as a percentage of total revenues, to 67.5% from 68.5%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and an accompanying increase in the Partnership's average room rate to $98.30, a 3.9% increase compared to the 1999 Quarter average room rate of $94.64. In comparison, the average room rate for the hotel industry was $85.40 in the 2000 Quarter, up 5.4% from the 1999 Quarter. The increased average room rate was supplemented by a 1.3 percentage point increase in the Partnership's occupancy for the 2000 Quarter to 67.7%. Occupancy for the hotel industry was 69.7%, up 0.3 percentage points from the 1999 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $66.52 in the 2000 Quarter, up 5.8% from $62.86 in the 1999 Quarter. RevPAR for the hotel industry was $59.53, up 5.7% from the 1999 Quarter.

Food and beverage revenues increased $4.8 million, or 21.9%, compared to the
1999

Quarter. Sales at the New Hotels with full food and beverage services along with menu pricing adjustments accounted for substantially all of the increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.1 million, or 17.3%, from the 1999 Quarter, and increased slightly as a percentage of revenues, to 7.1% from 7.0%. The majority of the dollar increase was a result of revenues from the New Hotels as well as increased meeting and convention business in some of the Mature Hotels.

Rooms operating expenses increased $2.1 million, or 13.2%, compared to the 1999 Quarter, but decreased slightly as a percentage of rooms revenues to 25.4% from 25.9%. The dollar increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the one hotel sold in 1999, rooms operating expenses as a percentage of rooms revenues were 25.1% in the 2000 Quarter, compared to 23.9% in the 1999 Quarter.

Food and beverage operating expenses increased $2.2 million, or 13.8%, compared to the 1999 Quarter, but decreased as a percentage of food and beverage revenues, to 69.9% from 74.9%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased by 10.5%, compared to the 1999 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 13.6% from 14.5%.

General, administrative and sales expenses increased $4.5 million, or 16.3%, over the 1999 Quarter, but decreased slightly as a percentage of revenues to 30.8% from 31.0%. The dollar increase was primarily attributable to the greater number of hotels in the 2000 Quarter.

Repairs and maintenance expenses increased $0.4 million, or 10.5%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues, to 4.0% from 4.2% in the 1999 Quarter. The dollar increase related to the net increase in number of hotels and rooms in 2000 compared to 1999.

Depreciation and amortization expenses increased $1.7 million, or 14.3%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues to 13.1% from 13.4%. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations increased $4.1 million, or 32.0%, compared to the 1999 Quarter. Expenses, particularly direct operating expenses, increased less rapidly than revenues, and the Partnership began to realize increased benefits from the maturing hotels.

Other expense, net increased $2.2 million, or 13.5%, from the 1999 Quarter, as the result of increased net interest expense related to the New Hotels.

Loss before extraordinary item and cumulative effect of change in accounting principle was $1.7 million in the 2000 Quarter, compared to $3.6 million in the 1999 Quarter.

Results of Operations - Nine-Month Period

The following discussion addresses results of operations for the nine-month periods ended September 29, 2000 (the "2000 Nine Months") and October 1, 1999 (the "1999 Nine Months").

For the 2000 Nine Months, the Partnership's total EBITDA was $94.3 million, a 24.0% increase compared to the 1999 Nine Months EBITDA of $76.0 million. The Mature Hotels' EBITDA was $76.0 million in the 2000 Nine Months, up $8.9 million from the 1999 Nine Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 1999 and in Mature Hotels in 2000 provided $5.4 million of EBITDA in the 2000 Nine Months.

Total revenues increased to $313.4 million in the 2000 Nine Months from $263.3 million in the 1999 Nine Months, an increase of $50.1 million or 19.0%. The increase is primarily attributed to the continued growth of both New Hotels and Mature Hotels.

Rooms revenues increased to $204.9 million in the 2000 Nine Months from $174.6 million in the 1999 Nine Months, an increase of $30.3 million or 17.3% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly, to 65.4%, compared to 66.3% in the 1999 Nine Months. The Partnership's average room rate increased to $98.36 in the 2000 Nine Months from $94.93 in the 1999 Nine Months, an increase of $3.43 or 3.6%. Occupancy increased to 66.0% in the 2000 Nine Months from 64.1% in the 1999 Nine Months, an increase of 1.9 percentage points.

Food and beverage revenues increased to $85.8 million in the 2000 Nine Months from $70.0 million in the 1999 Nine Months, an increase of $15.8 million or 22.6%, and increased as a percentage of total revenues to 27.4% from 26.6% in the 1999 Nine Months. The increase was attributable primarily to sales at the New Hotels and menu pricing adjustments.

Meeting room rental and other revenues increased to $22.7 million in the 2000 Nine Months from $18.7 million in the 1999 Nine Months, an increase of $4.0 million or 21.6%. Meeting room rental and other revenues also increased slightly as a percentage of total revenues to 7.2% from 7.1% in the 1999 Nine Months. The majority of the increase was the result of revenues from the New Hotels.

Rooms operating expenses increased to $51.3 million in the 2000 Nine Months from $44.4 million in the 1999 Nine Months, an increase of $6.9 million or 15.5%, but decreased slightly as a percentage of rooms revenue to 25.0% from 25.4% in the 1999 Nine Months. The dollar increase related to the additional hotels opened in late 1999 and early 2000.

Food and beverage operating expenses increased to $57.5 million in the 2000 Nine Months from $49.4 million in the 1999 Nine Months, an increase of $8.1 million or 16.4%. These expenses decreased as a percentage of food and beverage revenues in the 2000 Nine Months to 67.1%, from 70.6% in the 1999 Nine Months. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased to $2.9 million in the 2000 Nine Months, a 3.5% increase, but declined as a percentage of meeting room rental and other income, to 12.6% in the 2000 Nine Months from 14.8% in the 1999 Nine Months.

General, administrative and sales expenses increased to $94.8 million in the 2000 Nine Months from $79.5 million in the 1999 Nine Months, an increase of $15.3 million or 19.2%, and remained stable as a percentage of total revenues at 30.2%. The dollar increase in these expenses was primarily the result of a greater number of hotels in the 2000 Nine Month period.

Repairs and maintenance expenses increased to $12.6 million in the 2000 Nine Months from $11.1 million in the 1999 Nine Months, an increase of $1.5 million or 13.4%, but decreased as a percentage of total revenues, to 4.0% from 4.2%. The increase was a result of the increase in the total number of hotels open and rooms available.

Depreciation and amortization expenses increased to $39.8 million in the 2000 Nine Months from $33.8 million in the 1999 Nine Months, an increase of $6.0 million or 18.0%, but decreased slightly as a percentage of total revenues to 12.7% from 12.8% in the 1999 Nine Months. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations was $54.5 million in the 2000 Nine Months compared to $42.3 million in the 1999 Nine Months, an increase of $12.2 million or 28.8%. As a percentage of revenue, income from operations increased to 17.4% in the 2000 Nine Months compared to 16.1% in the 1999 Nine Months. The increase was due to increased revenues coupled with controls of operating expenses.

Other expense, net increased to $55.5 million in the 2000 Nine Months from $43.6 million in the 1999 Nine Months, an increase of $11.9 million or 27.5%. As a percentage of total revenues, other expense, net, increased to 17.7% from 16.6% in the 1999 Nine Months. The increase reflected a $2.4 million gain on property disposition in the 1999 Nine Months, and increased net interest expense in the 2000 Nine Months related to the New Hotels.

Loss before extraordinary item and cumulative effect of change in accounting principle was $1.1 million in the 2000 Nine Months, compared to $1.3 million in the 1999 Nine Months. The 1999 results included a $2.4 million gain on the sale of a hotel in June 1999.

Liquidity and Capital Resources

In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, and to make Partnership distributions to fund some of the taxes allocable to the partners.

At September 29, 2000, the Partnership had $34.3 million of cash and equivalents and $12.7 million of marketable securities, compared to $49.7 million and $5.0 million, respectively, at the end of 1999. These amounts are available for working capital requirements of the Partnership.

Net cash provided by operating activities was $20.9 million for the 2000 Nine Months compared to $26.5 million for the 1999 Nine Months. The decrease is primarily attributable to the reduction of other obligations, predominantly construction-related payables and the buy-out of several years of self-insurance reserves.

At September 29, 2000, total debt was $838.4 million compared with $828.8 million at the end of 1999. The increase is attributable to newly-opened hotels. The current portion of long-term debt was $14.2 million, compared to $16.6 million at the end of 1999. The Partnership incurred net capital expenditures of approximately $35.3 million during the 2000 Nine Months and $96.4 million during the 1999 Nine Months. Of the $35.3 million incurred during the 2000 Nine Months, approximately $17.0 million was for capital improvements on existing hotel properties, and approximately $18.3 million was for development of new hotels. During the remainder of 2000, the Partnership expects capital expenditures to total approximately $3.0 million.

As of September 29, 2000, the Partnership had no hotels under construction, while at October 1, 1999, the Partnership had three hotels under construction. Based upon current plans relating to capital expenditures, the Partnership anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of September 29, 2000, and December 31, 1999, unaudited selected financial information with respect to the 17 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 Notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Notes) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                    Trailing 12 Months Ended September 29, 2000
                                              1994            1995          Management         Total
                                           Collateral      Collateral       Operations       Restricted
                                             Hotels          Hotels            Group           Group
                                           ----------      ----------       ----------       ----------
                                                    (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                          $150,534         $54,086        $10,221(a)        $214,841
Operating Expenses:
  Direct operating costs and expenses         53,127          19,818             --             72,945
  General, administrative, sales
     and management expenses(b)               42,698          17,788           (291)(c)         60,195
  Repairs and maintenance                      6,006           2,586             --              8,592
  Depreciation and amortization               13,435           5,550            384             19,369
                                            --------         -------        -------           --------


        Total operating expenses        115,266         45,742             93          161,101
                                       --------        -------        -------         --------
Income from operations:                $ 35,268        $ 8,344        $10,128         $ 53,740
                                       ========        =======        =======         ========
Operating Data:
  Occupancy                               68.0%          62.9%
  Average daily room rate             $  92.04         $ 79.13
  RevPAR                              $  62.59         $ 49.77

                                                          Trailing 12 Months Ended December 31, 1999
                                                  1994              1995         Management         Total
                                               Collateral        Collateral      Operations       Restricted
                                                 Hotels            Hotels          Group            Group
                                               ----------        ----------      ----------       ----------
                                                         (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $146,148          $50,368        $ 8,208(a)       $204,724
Operating Expenses:
   Direct operating costs and expenses            52,440           18,846             --            71,286
   General, administrative, sales and
      Management expenses(b)                      39,570           16,286           (473)(c)        55,383
   Repairs and maintenance                         5,779            2,382             --             8,161
   Depreciation and amortization                  12,902            5,173            395            18,470
                                                --------          -------         ------          --------
        Total operating expenses                 110,691           42,687            (78)          153,300
                                                --------          -------         ------          --------
Income from operations:                         $ 35,457          $ 7,681         $8,286          $ 51,424
                                                ========          =======         ======          ========

Operating Data:
  Occupancy                                         68.0%            60.9%
  Average daily room rate                       $  90.79          $ 80.31
  RevPAR                                        $  61.74          $ 49.03

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.
The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of September 29, 2000:

                                             Expected Maturity Date
                                                  (in millions)
                                                                                          Fair
                                                                          There-          Value
                                  2000(d)   2001   2002   2003    2004    After   Total    (e)
Long-Term Debt               (a)

 $300 Million 1st Mortgage
  Notes                          $   -     $   -  $   -  $   -   $  300   $   -  $  300  $  313


    Average interest rate    (b)    8.9%   8.9%   8.9%   8.9%    8.9%    8.9%    8.9%

 $90 Million 1st Mortgage
  Notes                           $   -  $   -  $   -  $   -  $    -  $   90  $   90  $   94

    Average interest rate    (b)    9.8%   9.8%   9.8%   9.8%    9.8%    9.8%    9.8%

 Other fixed-rate debt
  obligations                     $  13  $   7  $  32  $  38  $    6  $  219  $  315  $  315

    Average interest rate    (b)    8.2%   8.4%   8.7%   8.1%    8.4%    8.6%    8.5%

 Other variable-rate debt
  obligations                     $   1  $  48  $   1  $  17  $   29  $   37  $  133  $  133

    Average interest rate    (c)    9.3%   9.3%   9.3%   9.3%    9.3%    9.3%    9.3%


(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of September 29, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

                              JOHN Q. HAMMONS HOTELS, L.P.

                              By:   John Q. Hammons Hotels, Inc.
                                    its General Partner

                                    By:  /s/ John Q. Hammons
                                         -------------------
                                         John Q. Hammons, Chairman,
                                         Founder, and Chief Executive Officer

                                    By:  /s/ Paul E. Muellner
                                         --------------------
                                         Paul E. Muellner, Vice President,
                                         Corporate Controller (Principal
                                         Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION


                              By:  /s/ John Q. Hammons
                                   -------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer


                              By:  /s/ Paul E. Muellner
                                   --------------------
                                   Paul E. Muellner, Vice President, Corporate
                                   Controller (Principal Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II


                              By:  /s/ John Q. Hammons
                                   -------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer


                              By:  /s/ Paul E. Muellner
                                   --------------------
                                   Paul E. Muellner, Vice President, Corporate
                                   Controller (Principal Financial Officer)


Dated:  November 10, 2000

                                 Exhibit Index
                                 -------------


27   Financial Data Schedule