Form 10-K405
period 2000-12-29
HAMMONS JOHN Q HOTELS LP
filed 2001-03-29
CIK 916536

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 29, 2000
     OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO  ___
                                        -

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

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 47 hotels located in 20 states, containing 11,633 guest rooms or suites (the "Owned Hotels"), including two new hotels opened in 2000. The Company also manages six additional hotels located in three states, containing 1,356 guest rooms (the "Managed Hotels"). The Company's existing Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

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

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 17 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 16 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include five non-franchise hotels, three Radissons, two Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton, three Renaissance Hotels and one Marriott Courtyard. Four of the non-franchise hotels have the word "Plaza" in their names and the other non-franchise hotel is a resort hotel. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

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

     The Company conducts all of its business operation directly and through its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the General Partner, representing 73.5% of the combined voting power of both classes of the General Partner Common Stock. The General Partner is the sole general partner of the Company through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Company. The Class A Common Stock of the Company represents approximately 27% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 73% of the total equity in the Partnership. Mr. Hammons is also the beneficial owner of 244,300 shares of Class A Common Stock. After December 29, 2000, the General Partner has agreed to exchange approximately 1.3 million general partner units for funds advanced by the Company to the General Partner to repurchase its common stock. The number of general partner units to be exchanged is equivalent to the number of shares repurchased, in accordance with the partnership agreement.

     The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is (417) 864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

Development

     The Company's past development activity restricts its ability to grow net income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense and interest expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, the Company expects, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

     The Company announced on September 11, 1998, that it was ceasing new development activity, except for the hotels then under construction. The Company currently has no hotels under construction, as the last hotels under construction in 1998 opened in early 2000.

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

     During 2000, the Company entered into a five-year management contract with Mr. Hammons whereby the General Partner would pay a maximum of 1 1/2% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right of first refusal to purchase the hotels in the event they are offered for sale. As part of the management contract, the Company paid approximately $1,089,000 to Mr. Hammons in fiscal 2000. These costs will be amortized over the five-year contract period. As of December 29, 2000, the Company also paid and capitalized $366,000 of additional costs in accordance with the management contract. Amortization of these costs will commence upon the opening of the hotel.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 53 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

     Regional management constantly monitors each JQH Hotel to verify that the Company's high level of operating standards are being met. The Company's franchisors maintain rigorous inspection programs in which chain representatives visit their respective JQH Hotels (typically 2 or 3 times per year) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

Sales and Marketing

     The Company's marketing strategy is to market the JQH Hotels both through national marketing programs and local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels' regional vice presidents, district director and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

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

Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $3.6 million, $1.1 million, and $2.2 million in 2000, 1999 and 1998, respectively. During those three years the Company realized continued favorable trends in insurance expense as a result of claim experience and rate improvements and a favorable buyout of several prior self-insured years. After the end of 2000, the Company expects the insurance expense to increase due to the now fully-insured nature of most of the Company's insurance programs, other than medical, and the minimal number of policy years remaining which could be bought out. The Company believes that the JQH Hotels are adequately covered by insurance.

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

     Pending Insurance Claims. During fiscal 2000, the General Partner initiated the filing of claims with certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from various moisture related problems at certain of the General Partner's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the General Partner. With respect to the residual moisture related problems, the General Partner has claims pending with its insurance carrier seeking reimbursement for repair costs incurred through December 29, 2000, of approximately $1.7 million. The General Partner has also incurred an additional approximate $2.6 million through December 29, 2000, of repair costs which it intends to file for reimbursement from its insurance carrier during 2001. Finally, the General Partner anticipates an additional approximate $5.0 million of claims will be incurred in the future and submitted to the insurance carrier in 2001 or 2002 as the applicable repair costs have been incurred and quantified. Management and its legal counsel are of the opinion it is remote that the General Partner would be unsuccessful realizing the claims pending or to be filed for costs incurred through or as of December 29, 2000. Accordingly, pending cost reimbursements as of December 29, 2000, are included as a component of current assets in the accompanying 2000 balance sheet, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustment become known.

Employees

     The Company employs approximately 7,000 full time employees, approximately 300 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

     The following is a biographical summary of the experience of the executive officers and other key officers of the General Partner.

     John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the General Partner, and a founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 87 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

     Paul E. Muellner is Acting Chief Financial Officer of the General Partner. Prior to joining the General Partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

     Lonnie A. Funk is Executive Vice President of Operations of the General Partner. He began with the General Partner in 1975 as the General Manager at the Holiday Inn in Billings, Montana. In 1981, he was promoted to Regional Vice President of the Midwest Region. In November of 1998, he became Senior Vice President of Operations, and in May 2000, he was promoted to his current position.

     Debra M. Shantz is General Counsel of the General Partner. She joined the General Partner in May 1995. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

     Pat A. Shivers is Senior Vice President and Corporate Controller of the General Partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

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

     L. Scott Tarwater is Vice President, Sales and Marketing, of the General Partner. He joined the General Partner in September 2000 from Windsor Hospitality Group, Inc. in Los Angeles, California where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

     John D. Fulton is Vice President, Interior Design, of the General Partner. He joined the General Partner in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas where he had been Director of Design and Purchasing for ten years.

     Kent S. Foster is Vice President, Human Resources, of the General Partner. He joined the General Partner in August of 1999. Prior to that time, he served as Director and Manager, Human Resources of Dayco Products, Inc. in Michigan. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

     William T. George, Jr., is Vice President, Capital Planning and Asset Management, of the Company. He joined the Company in 1994 from Promus Hotel Corporation, where he had been director of capital refurbishment.

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

Item 2.  Properties.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 2000, the Company made aggregate annual lease payments of approximately $234,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which three of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related

Transactions." The Company owns the land on which 34 of the Owned Hotels are located, while ten of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

     The JQH Hotels are located in 21 states and contain a total of 12,989 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of approximately $20 million in the last four years on the Owned Hotels. During 2001, the Company expects to spend approximately $22.3 million on refurbishment of the Owned Hotels.

Owned Hotels

     The Owned Hotels consist of 47 hotels, which are located in 20 states and contain a total of 11,633 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                            Number of
                                                           ------------
Location                    Franchise/Name                 Rooms/Suites  Description                              Opening Date
--------                    --------------                 ------------  -----------                              ------------
Montgomery, AL              Embassy Suites                 237           Atrium;                                   8/95
                                                                         Meeting Space:      15,000 sq. ft.  (c)
Tucson, AZ                  Holiday Inn                    299           Atrium;                                  11/81
                                                                         Meeting Space:      14,000 sq. ft.
Tucson, AZ                  Marriott                       250           Atrium;                                  12/96
                                                                         Meeting Space:      11,500 sq. ft.
Little Rock, AR             Embassy Suites                 251           Atrium;                                   8/97
                                                                         Meeting  Space      14,000 sq. ft.
Springdale, AR              Holiday Inn                    206           Atrium;                                   7/89
                                                                         Meeting Space:      18,000 sq. ft.
                                                                         Convention Center:  29,280 sq. ft.
Springdale, AR              Hampton Inn & Suites           102           Meeting Space:         400 sq. ft.       10/95
Bakersfield, CA             Holiday Inn Select             259           Meeting Space:       9,735 sq. ft.  (c)   6/95
Monterey, CA                Embassy Suites                 225           Meeting Space:      13,700 sq. ft.       11/95
Sacramento, CA              Holiday Inn                    364           Meeting Space:       9,000 sq. ft.        8/79
San Francisco, CA           Holiday Inn                    279           Meeting Space:       9,000 sq. ft.        6/72
Denver, CO(a)               Holiday Inn (International     256           Atrium;                                  10/82
                            Airport)                                     Trade Center:       66,000 sq. ft.  (b)
Denver, CO                  Holiday Inn (Northglenn)       236           Meeting Space:      20,000 sq. ft.       12/80
Fort Collins, CO            Holiday Inn                    259           Atrium;                                   8/85
                                                                         Meeting Space:      12,000 sq. ft.
Coral Springs, FL           Radisson Plaza                 224           Atrium               5,326 sq. ft.        5/99
                                                                         Convention Center:  12,800 sq. ft.
St. Augustine, FL           World Golf Village Resort      300           Atrium;                                   5/98
                                                                         Convention Center:  40,000 sq. ft.
Tampa, FL                   Embassy Suites                 247           Atrium;                                   1/98
                                                                         Meeting Space:      18,000 sq. ft.
Cedar Rapids, IA            Collins Plaza                  221           Atrium;                                   9/88
                                                                         Meeting Space:      11,250 sq. ft.
Davenport, IA               Radisson                       221           Meeting Space:       7,800 sq. ft.  (c)  10/95
Des Moines, IA              Embassy Suites                 234           Atrium;                                   9/90
                                                                         Meeting Space:      13,000 sq. ft.
Des Moines, IA              Holiday Inn                    288           Atrium;                                   1/87
                                                                         Meeting Space:      15,000 sq. ft.

Topeka, KS                  Capitol Plaza                  224           Atrium;                                   8/98
                                                                         Convention Center;  26,000 sq. ft.
Bowling Green, KY           University Plaza               218           Meeting Space:       4,000 sq. ft.  (c)   8/95
Branson, MO                 Chateau on the Lake            301           Atrium; Meeting                           5/97
                                                                         Space:              40,000 sq. ft.
Jefferson City, MO          Capitol Plaza                  255           Atrium;                                   9/87
                                                                         Meeting Space:      14,600 sq. ft.
Joplin, MO                  Holiday Inn                    262           Atrium;                                   6/79
                                                                         Meeting Space:       8,000 sq. ft.
                                                                         Trade Center:       32,000 sq. ft.  (b)
Kansas City, MO(a)          Embassy Suites                 236           Atrium;                                   4/89
                                                                         Meeting Space:      12,000 sq. ft.
Kansas City, MO             Homewood Suites                117           Extended Stay                             5/97
Springfield, MO             Holiday Inn                    188           Atrium;                                   9/87
                                                                         Meeting Space:       3,020 sq. ft.
Omaha, NE                   Embassy Suites                 249           Atrium;                                   1/97
                                                                         Meeting Space:      13,000 sq. ft.
Reno, NV                    Holiday Inn                    283           Meeting Space:       8,700 sq. ft.        2/74
Albuquerque, NM             Holiday Inn                    311           Atrium;                                  12/86
                                                                         Meeting Space:      12,300 sq. ft.
Charlotte, NC               Renaissance Suites             275           Atrium;                                  12/99
                                                                         Meeting Space:      17,400 sq. ft.
Greensboro, NC(a)           Embassy Suites                 219           Atrium;                                   1/89
                                                                         Meeting Space:      10,250 sq. ft.
Greensboro, NC(a)           Homewood Suites                104           Extended Stay                             8/96
Raleigh-Durham, NC          Embassy Suites                 273           Atrium;                                   9/97
                                                                         Meeting Space:      20,000 sq. ft.
Oklahoma City, OK           Renaissance                    311           Atrium;                                   1/00
                                                                         Meeting Space:      10,150 sq. ft.  (c)
Portland, OR(a)             Holiday Inn                    286           Atrium;                                   4/79
                                                                         Trade Center:       37,000 sq. ft.  (b)
Portland, OR(a)             Embassy Suites                 251           Atrium;                                   9/98
                                                                         Meeting Space:      11,000 sq. ft.
Columbia, SC                Embassy Suites                 214           Atrium;                                   3/88
                                                                         Meeting Space:      13,000 sq. ft.
Greenville, SC              Embassy Suites                 268           Atrium;                                   4/93
                                                                         Meeting Space:      20,000 sq. ft.
North Charleston, SC        Embassy Suites                 255           Atrium;                                   2/00
                                                                         Meeting Space:       3,000 sq. ft.  (c)
Beaumont, TX                Holiday Inn                    253           Atrium;                                   3/84
                                                                         Meeting Space:      12,000 sq. ft.
Dallas/Ft. Worth Airport,   Embassy Suites                 329           Atrium;                                   8/99

TX (a)                                                                   Meeting Space:       18,900 sq. ft.

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

Managed Hotels

     The Managed Hotels consist of six hotels (three Holiday Inns, one Sheraton, one Embassy Suites and one Marriott Courtyard), located in three states (Missouri, Nebraska and South Dakota), and contain a total of 1,356 guest rooms. Mr. Hammons directly owns five of these six hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the General Partner, and Lonnie A. Funk, an officer of the General Partner, each own a 25% interest in this entity. There is a convention and trade center adjacent to three of the Managed Hotels.

     The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns annual management fees of 3% to 5% of the hotel's gross revenues. Each of the Managed Hotels' management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     Not Applicable


Item 6.  Selected Financial Data.

     The selected consolidated financial information of the Company for the 2000, 1999, 1998, 1997, and 1996 Fiscal Years has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7. The Company's fiscal year ends on the Friday nearest December 31. Consequently, the Company's 1996 Fiscal Year included 53 weeks of operations while the 1997, 1998, 1999 and 2000 Fiscal Years included 52 weeks of operations.


Selected Consolidated Financial Information
-------------------------------------------
(in thousands, except per share amounts, ratios and hotel data)

                                                                               FISCAL YEAR ENDED
                                                      2000            1999            1998             1997            1996
REVENUES:
  Rooms (a)                                         $267,596        $229,807        $211,989         $195,296        $171,206
  Food and beverage                                  119,865         101,231          91,982           86,183          79,580
  Meeting room rental and other (b)                   49,113          40,646          35,003           31,795          27,488
                                                    --------        --------        --------         --------        --------
    Total revenues                                   436,574         371,684         338,974          313,274         278,274
                                                    --------        --------        --------         --------        --------

OPERATING EXPENSES:
  Direct operating costs and expenses (c)
    Rooms                                             68,224          59,507          54,600           50,265          43,610
    Food and beverage                                 98,398          84,035          77,018           73,383          67,383
    Other                                              3,716           3,667           3,389            3,385           2,929
  General, administrative, sales and management
    service expenses (d,e)                           124,393         104,876          95,500           85,766          74,646
  Repairs and maintenance                             17,065          15,059          13,438           12,578          11,528
  Depreciation and amortization                       53,367          45,669          45,580           34,781          24,034
                                                    --------        --------        --------         --------        --------
    Total operating expenses                         365,163         312,813         289,525          260,158         224,130
                                                    --------        --------        --------         --------        --------

INCOME FROM OPERATIONS                                71,411          58,871          49,449           53,116          54,144
OTHER (INCOME) EXPENSE:
Interest expense and amortization of deferred
  financing fees, net                                 73,833          62,209          57,286           44,325          35,620
Gain property disposition (f)                             --          (2,365)         (8,175)              --              --
                                                    --------        --------        --------         --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF CHANGE IN             $ (2,422)       $   (973)       $    338         $  8,791        $ 18,524
 ACCOUNTING PRINCIPLE (g)(h)                        ========        ========        ========         ========        ========

BALANCE SHEET DATA
Total Assets                                        $920,884        $934,312        $876,486         $816,733        $658,072
Total Debt, including current portion                836,707         828,843         759,716          695,791         531,143

(a)  Includes revenues derived from rooms.
(b) Includes meeting room rental, management fees for providing management services to the Managed Hotels and other.
(c) Includes expenses incurred in connection with rooms, food and beverage and telephones.
(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.
(e) Includes expenses incurred providing management services to the Managed Hotels.
(f) Gain on sales includes six hotels sold February 6, 1998 and one hotel sold December 31, 1998 and one hotel sold June 16, 1999.
(g) The 1998 and 1999 Fiscal Years do not include a $2.2 million and a $0.2 million, respectively, extraordinary charge related to early extinguishment of debt.
(h) The Company adopted a new accounting pronouncement in 1999 which requires cost of start up activities, including pre-opening expenses, to be expensed as incurred. The 1999 Fiscal Year does not include a $1.8 million charge related to the change in accounting.


Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

     The following tables set forth, as of December 29, 2000, unaudited selected financial information with respect to the 17 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") of the Company, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                       12 Months Ended December 29, 2000
                                                       ---------------------------------
                                       ---------------------------------------------------------------
                                             1994            1995         Management        Total
                                          Collateral      Collateral      Operations      Restricted
                                            Hotels          Hotels          Groups          Group
                                       ---------------------------------------------------------------
                                                (Dollars in Thousands, except operating data)
STATEMENT OF OPERATIONS DATA:
Operating Revenues                         $155,959         $55,375       $10,912  (a)     $222,246

OPERATING EXPENSES:
     Direct Operating Costs and
     Expenses                                59,454          21,585             -            81,039
     General, Administrative, Sales
      and Management Expenses (b)            43,364          17,322            65  (c)       60,751

     Repairs and Maintenance                  6,144           2,525             -             8,669
     Depreciation and Amortization           13,637           5,295           399            19,331
                                       -------------    ------------  ------------     -------------
TOTAL OPERATING EXPENSES                    122,599          46,727           464           169,790
                                       -------------    ------------  ------------     -------------

INCOME FROM OPERATIONS                     $ 33,360         $ 8,648       $10,448          $ 52,456
                                       =============    ============  ============     =============

Operating Data:
Occupancy                                      67.6%           63.8%
Average Daily Room Rate                    $  93.01         $ 79.83
RevPar                                     $  62.87         $ 50.93

                                                       12 Months Ended December 31, 1999
                                                       ---------------------------------
                                       ---------------------------------------------------------------
                                             1994            1995         Management        Total
                                          Collateral      Collateral      Operations      Restricted
                                            Hotels          Hotels          Groups          Group
                                       ---------------------------------------------------------------
                                                (Dollars in Thousands, except operating data)
STATEMENT OF OPERATIONS DATA:
Operating Revenues                         $152,205         $52,207       $ 8,208  (a)     $212,620

OPERATING EXPENSES:
     Direct Operating Costs and
     Expenses                                58,497          20,685             -            79,182
     General, Administrative, Sales
      and Management Expenses (b)            39,570          16,286          (473) (c)       55,383

     Repairs and Maintenance                  5,779           2,382             -             8,161
     Depreciation and Amortization           12,902           5,173           395            18,470
                                       -------------    ------------  ------------     -------------
TOTAL OPERATING EXPENSES                    116,748          44,526           (78)          161,196
                                       -------------    ------------  ------------     -------------

INCOME FROM OPERATIONS                     $ 35,457         $ 7,681       $ 8,286          $ 51,424
                                       =============    ============  ============     =============

Operating Data:
Occupancy                                      68.0%           60.9%
Average Daily Room Rate                    $  90.79         $ 80.51
RevPar                                     $  61.74         $ 49.03

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

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

          The following discussion and analysis primarily addresses results of operations of the Company for the fiscal years ended December 29, 2000 ("2000"), December 31, 1999 ("1999") and January 1, 1999 ("1998"). The
     following discussion should be read in conjunction with the selected consolidated financial information of the Company and the consolidated financial statements of the Company included elsewhere herein.

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

          From 1996 through 2000, the Company's total revenues grew at an annual compounded growth rate of 11.9%, from $278.3 million to $436.6 million. Occupancy for the Owned Hotels during that period decreased 0.3 percentage points from 64.7% to 64.4%. However, the Owned Hotels' average daily room rate (ADR) increased by 29.4% from $76.16 to $98.56 during that period. Room revenue per available room (RevPAR) increased by 28.9% from $49.25 to $63.50.

          In general, hotels opened during the period from 1996 to 2000 decreased overall occupancy but increased the overall average room rate. The Company tracks the performance of the Owned Hotels in two groups. One group of hotels are those opened by the Company during the current and prior fiscal years (New Hotels). During 2000, the New Hotels included two hotels opened in 2000 and four hotels opened in 1999. The remainder of the Owned Hotels, excluding the New Hotels, are defined as Mature Hotels. In 2000, the Mature Hotels included 41 hotels opened prior to 1999. New hotels typically generate positive cash flow from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive cash flow after debt service in the third year.

                                                                        FISCAL YEAR ENDED
                                                  2000           1999            1998            1997          1996
OWNED HOTELS
  Average Occupancy                               64.4%          62.9%           62.1%           62.9%         64.7%
  Average Daily Room Rate (ADR)             $    98.56     $    94.87      $    91.38      $    82.38    $    76.16
  Room Revenue per Available Room
    (RevPAR)                                $    63.50     $    59.64      $    56.79      $    51.84    $    49.25
  Available Rooms (a)                        4,213,947      3,853,403       3,733,166       3,767,387     3,476,279
  Number of Hotels                                  47             45              42              45            39

MATURE HOTELS
  Average Occupancy                               65.1%          64.7%           64.1%           63.8%         64.8%
  Average Daily Room Rate (ADR)             $    96.90     $    93.60      $    86.50      $    79.80    $    76.06
  Room Revenue per Available Room
    (RevPAR)                                $    63.09     $    60.57      $    55.41      $    50.90    $    49.29
  Available Rooms (a)                        3,669,239      3,332,718       3,012,845       3,388,896     3,454,899
  Number of Hotels                                  41             37              32              37            37

NEW HOTELS
  Average Occupancy                               59.9%          51.0%           54.1%           55.3%         42.2%
  Average Daily Room Rate (ADR)             $   110.68     $   105.25      $   115.55      $   108.97    $   100.49
  Room Revenue per Available Room (RevPAR)  $    66.29     $    53.70      $    62.54      $    60.21    $    42.42
  Available Rooms (a)                          544,708        520,685         720,321         378,491        21,380
  Number of Hotels                                   6              8              10               8             2

PERCENTAGES OF TOTAL REVENUES
REVENUES
  Rooms                                           61.3%          61.8%           62.6%           62.3%         61.8%
  Food and beverage                               27.5%          27.3%           27.1%           27.5%         28.3%
  Meeting room rental and other                   11.2%          10.9%           10.3%           10.2%          9.9%
                                                 -----          -----           -----           -----         -----
   Total revenues                                100.0%         100.0%          100.0%          100.0%        100.0%
                                                 -----          -----           -----           -----         -----

OPERATING EXPENSES
 Direct operating costs and expenses
   Rooms                                          15.6%          16.0%           16.1%           16.0%         15.7%
   Food and beverage                              22.5%          22.6%           22.7%           23.4%         24.3%
   Other                                           0.9%           1.0%            1.0%            1.1%          1.1%
 General, administrative, sales and
   Management service expenses                    28.5%          28.2%           28.2%           27.4%         26.9%
 Repairs and maintenance                           3.9%           4.1%            4.0%            4.0%          4.2%
 Depreciation and amortization                    12.2%          12.3%           13.4%           11.1%          8.7%
                                                 -----          -----           -----           -----         -----
   Total operating expenses                       83.6%          84.2%           85.4%           83.0%         80.9%
                                                 -----          -----           -----           -----         -----
 Income from Operations                           16.4%          15.8%           14.6%           17.0%         19.1%
                                                 =====          =====           =====           =====         =====

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of New Hotels, the number of days the hotel was opened during the period reported. The Company's 1996 Fiscal Year contained 53 weeks or 371 days, while its 1997, 1998, 1999 and 2000 Fiscal Years each contained 52 weeks, or 364 days.

2000 FISCAL YEAR COMPARED TO 1999 FISCAL YEAR

Total revenues increased to $436.6 million in 2000 from $371.7 million in 1999, an increase of $64.9 million, or 17.5%. Of total revenues recognized in 2000, 61.3% were revenues from rooms, compared to 61.8% in 1999. Revenues from food and beverage represented 27.5% of total revenues recognized in 2000, compared to 27.3% in 1999, and revenues from meeting room rental and other represented 11.2% of total revenues in 2000, and 10.9% in 1999.

Rooms revenues increased to $267.6 million in 2000 from $229.8 million in 1999, an increase of $37.8 million, or 16.4% as a result of a full year of operation for the four hotels opened in 1999, and an increase in both the average daily room rate and occupancy of the Mature Hotels. Average daily room rates (ADR) of Mature Hotels increased to $96.90 in 2000 from $93.60 in 1999. The occupancy in the Mature Hotels increased 0.4 percentage points to 65.1% in 2000, compared to 64.7% in 1999. The Mature Hotels' room revenue per available room (RevPAR) improved to $63.09 in 2000 from $60.57 in 1999, an increase of $2.52 or 4.2%. In 2000, the New Hotels included six hotels, which generated a revenue per available room (RevPAR) of $66.29, up 23.4% from the 1999 revenue per available room (RevPAR) of $53.70, when eight New Hotels were open. In general, management believes the New Hotels are more insulated from the effects of new hotel supply than are the Mature Hotels, since the New Hotels utilize franchise brands that are considered to be more upscale in nature, and the New Hotels have higher-quality guest rooms and public spaces.

Food and beverage revenues increased to $119.9 million in 2000 from $101.2 million in 1999, an increase of $18.7 million, or 18.5%. This increase was primarily due to revenues associated with the New Hotels.

Meeting room rental and other revenues increased to $49.1 million in 2000 from $40.6 million in 1999, an increase of $8.5 million, or 20.9%. This increase was primarily due to the additional meeting space in the New Hotels.

Direct operating costs and expenses for rooms increased to $68.2 million in 2000 from $59.5 million in 1999, an increase of $8.7 million, or 14.6%. As a percentage of rooms revenue, these expenses decreased slightly to 25.5% in 2000 from 25.9% in 1999. The increased expense was associated with the New Hotels. These costs generally represent a higher percentage of rooms revenue in newer hotels until these hotels reach stabilized occupancy levels.

Direct operating costs and expenses for food and beverage increased to $98.4 million in 2000 from $84.0 million in 1999, an increase of $14.4 million, or 17.1%, but decreased as a percentage of food and beverage revenues to 82.1% from 83.0% in 1999. The dollar increase was due to costs associated with the higher volume of sales associated with the New Hotels.

Direct operating costs and expenses for other were $3.7 million in both 2000 and 1999. As a percentage of meeting room rental and other revenues, these expenses decreased to 7.5% in 2000 from 9.1% in 1999.

General, administrative, sales and management service expenses increased to $124.4 million in 2000 from $104.9 million in 1999, an increase of $19.5 million, or 18.6%. Increases in these expenses were primarily attributable to expenses associated with the opening of new hotels in 1999. A large portion of expenses associated with new hotel openings are fixed costs in nature. As a result, these expenses rise faster than revenues in the first one to two years of operation. As a percentage of total revenues, these expenses increased slightly to 28.5% in 2000 from 28.2% in 1999.

Repairs and maintenance expenses increased to $17.1 million in 2000 from $15.1 million in 1999, an increase of $2.0 million, or 13.2%, but decreased as a percentage of total revenues to 3.9% compared to 4.1% in 1999.

Depreciation and amortization increased by $7.7 million, or 16.8% to $53.4 million in 2000 from $45.7 million in 1999. As a percentage of total revenues, these expenses decreased slightly to 12.2% in 2000, compared to 12.3% in 1999. The dollar increase was a direct result of the increased level of capital expenditures for the New Hotels.

Income from operations increased to $71.4 million in 2000 from $58.9 million in 1999, an increase of $12.5 million, or 21.2%. As a percentage of total revenues, income from operations was 16.4% in 2000, compared to 15.8% in 1999, due to improved profit margins.

Interest expense and amortization of deferred financing fees net increased to $73.8 million in 2000 from $62.2 million in 1999, an increase of $11.6 million, or 18.6%. The increase was attributable to debt associated with the financing of the New Hotels.

Loss before extraordinary item and cumulative effect of change in accounting principle was $2.4 million in 2000 compared to $1.0 million in 1999, an increased loss of $1.4 million. The 1999 results include a $2.4 million gain on the sale of one Holiday Inn in June 1999.


1999 FISCAL YEAR COMPARED TO 1998 FISCAL YEAR

Total revenues increased to $371.7 million in 1999 from $339.0 million in 1998, an increase of $32.7 million, or 9.6%. Of total revenues recognized in 1999, 61.8% were revenues from rooms, compared to 62.5% in 1998. Revenues from food and beverage represented 27.2% of total revenues recognized in 1999, compared to 27.1% in 1998, and revenues from meeting room rental and other represented 10.9% of total revenues compared to 10.3% in 1998.

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

Meeting room rental and other revenues increased to $40.6 million in 1999 from $35.0 million in 1998, an increase of $5.6 million, or 16.0%. This increase was primarily due to the additional meeting space in the New Hotels.

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

Direct operating costs and expenses for food and beverage increased to $84.0 million in 1999 from $77.0 million in 1998, an increase of $7.0 million, or 9.1%, but decreased slightly as a percentage of food and beverage revenues to 83.0%, from 83.7% in 1998. The dollar increase was due to costs associated with the higher volume of sales associated with the New Hotels.

Direct operating costs and expenses for other were $3.7 million in 1999 and $3.4 million in 1998, an 8.8% increase. As a percentage of meeting room rental and other revenues, these expenses were 9.1% in 1999 and 9.7% in 1998.

General, administrative, sales and management service expenses increased to $104.9 million in 1999 from $95.5 million in 1998, an increase of $9.4 million, or 9.8%. Increases in these expenses were primarily attributable to expenses associated with the opening of new hotels in 1998 and 1999. A large portion of expenses associated with new hotel openings are fixed costs in nature. As a result, these expenses rise faster than revenues in the first one to two years of operation. As a percentage of total revenues, these expenses remained stable at 28.2% in both years.

Repairs and maintenance expenses increased to $15.1 million in 1999 from $13.4 million in 1998, an increase of $1.7 million, or 12.7%, and increased slightly as a percentage of revenues to 4.1% from 4.0% in 1998.

Depreciation and amortization increased slightly by $0.1 million, or 0.2%, to $45.7 million in 1999 from $45.6 million in 1998. As a percentage of total revenues, these expenses decreased to 12.3% in 1999 from 13.4% in 1998. The dollar increase was a direct result of the increased level of capital expenditures for the newer hotels.

Income from operations increased to $58.9 million in 1999 from $49.4 million in 1998, an increase of $9.5 million, or 19.2%. As a percentage of total revenues, income from operations was 15.8% in 1999 compared to 14.6% in 1998, due primarily to the higher proportion of the non-cash expense of depreciation and amortization in 1998.

Interest expense and amortization of deferred financing fees, net increased to $62.2 million in 1999 from $57.3 million in 1998, an increase of $4.9 million, or 8.6%. The increase was attributable to debt associated with the financing of the New Hotels.

Income (loss) before extraordinary item and cumulative effect of change in accounting principle was a $1.0 million loss in 1999 compared to $0.3 million of income in 1998, a decrease of $1.3 million. The 1999 results include a $2.4 million gain on the sale of one Holiday Inn in June of 1999. The 1998 results include an $8.2 million gain on the sales of property and equipment in connection with the sale of six Holiday Inns in February of 1998 and one Holiday Inn in December of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

     At December 29, 2000, the Company had $45.6 million of cash and equivalents and also had $3.6 million of marketable securities, compared to $49.7 million in cash and cash equivalents and $5.0 million of marketable securities at the end of 1999. Such amounts are available for working capital requirements of the Company.

     Net cash provided by operating activities decreased to $36.4 million at the end of 2000 from $41.3 million at the end of 1999, a decrease of $4.9 million, or 11.9%, primarily as the result of reductions of accounts payable, accrued expenses and other obligations.

     The Company incurred capital expenditures of $43.5 million and $123.6 million, respectively, for 2000 and 1999. Capital expenditures typically include capital improvements on existing hotel properties and expenditures for development of new hotels. Capital expenditures in 2000 included $21.5 million for new hotel development and $22.0 million for existing hotels. During 1999, capital expenditures for existing hotels and new hotel development were $16.1 million and $107.5 million, respectively. During 2001, the Company expects capital expenditures to approximate $22.3 million.

     At the end of 2000, total debt was $836.7 million compared with $828.8 million in 1999. The increase is attributable to the hotels opened during 2000. The current portion of long-term debt was $56.3 million at the end of 2000, compared with $16.6 million at the end of 1999. The current portion of debt at the end of 2000 reflects the maturity of construction loans for two hotel properties. Both loans have extension provisions; however the Company plans to secure permanent long-term financing.

     The Company expects 2001 capital requirements to be funded by existing cash, cash flow from operations and refinancing of certain existing hotels. Based upon current plans, the Company anticipates that its capital resources will be adequate to satisfy its 2001 normal recurring capital improvement projects.

     Consistent with the authorization by the General Partner's Board of Directors, the Company advanced $2.8 million to the General Partner to purchase 547,956 shares of the General Partner's outstanding Class A Common Stock during 2000, at an approximate average price of $5.10 per share, net of commissions.

     The Company did not distribute or accrue any amounts in 2000 or 1999 to its partners for income taxes. Distributions by the Company must be made in accordance with the provisions of the Indentures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain
liquidity.   The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of December 29, 2000:

                                                                   Expected Maturity Date
                                                                       (in millions)
                                             2001     2002    2003     2004    2005    Thereafter   Total   Fair Value (d)
Long-Term Debt(a)

   $300 Million 1/st/ Mortgage Notes         $  --    $  --   $  --    $ 300   $  --   $  --        $ 300   $ 272

   Average interest rate (b)                   8.9%     8.9%    8.9%     8.9%     --      --          8.9%

   $90 Million 1/st/ Mortgage Notes          $  --    $  --   $  --    $  --   $  90   $  --        $  90   $  81

   Average interest rate(b)                    9.8%     9.8%    9.8%     9.8%    9.8%     --          9.8%

   Other fixed-rate debt obligations         $   8    $  31   $  39    $   7   $   8   $ 219        $ 312   $ 312

   Average interest rate(b)                    8.3%     8.6%    8.1%     8.4%    8.4%    8.6%         8.5%

   Other variable-rate debt obligations      $  48    $   1   $  17    $  30   $   2   $  37        $ 135   $ 135

   Average interest rate(c)                    9.3%     9.3%    9.3%     9.3%    9.3%    9.3%         9.3%

(a)   Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 29, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

     Item 10. Directors and Executive Officers of the Registrant.

     The Company does not have any directors or officers. The General Partner in its capacity as general partner, manages and controls the activities of the Company. The following sets forth certain information concerning the directors and director nominees of the General Partner who are also not officers of the General Partner. Information required by this item with respect to officers of the General Partner is provided in Item 1 of this report. See "Management." Finance Corp. and Finance Corp. II each have the same directors and officers as the General Partner, except that Messrs. Dempsey, Earley, Hart, Lopez-Ona, Moore and Sullivan are not directors of Finance Corp. or Finance Corp. II.

     Donald H. Dempsey, age 56 became a director of the General Partner in August 1999. Mr. Dempsey currently serves as Executive Vice President and Chief Financial Officer of Equity Inns, Inc., where he also serves on its board of directors. Equity Inns, Inc. is a large lodging real estate investment trust headquartered in Germantown, Tennessee, which owns 100 hotels in 36 states. Mr. Dempsey has more than 30 years' experience in corporate and financial management within the hotel industry. Prior to joining Equity Inns in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotel Corporation, a publicly traded hotel franchiser, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites.
Mr. Dempsey was named Senior Vice President and Chief Financial Officer in 1995 of The Promus Companies Incorporated ("PCI"); from 1993 to 1995, he served as Senior Vice President of Finance and Administration of the Hotel Division. From 1983 to 1993, he was Vice President of Franchising and Development for the Hampton Inn Division of PCI. Mr. Dempsey also held various corporate and financial management and administrative positions with Holiday Inns from 1969 to 1983.

     Daniel L. Earley, age 58, has been a director of the General Partner since February 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of Clermont Savings Bank, FSB, a community bank located Milford, Ohio, which is owned by Mr. Hammons.

     William J. Hart, age 60, has been a director of the General Partner since December 1993. He is a member of the law firm of Husch & Eppenberger, LLC, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for Mr. Hammons. Mr. Hart has also been a director since 1981 of Johnson Industries, Inc., a commercial textiles company listed on the New York Stock Exchange.

     John E. Lopez-Ona, age 43, became a director of the General Partner in May 1996. Mr. Lopez-Ona was a Managing director of Kidder Peabody & Company, Inc. an investment banking firm, from March 1990 through March 1995. Since June 1995, Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm owned by him, which specializes in principal investments.

     James F. Moore, age 58, became a director of the General Partner in May 1995. Since 1987, Mr. Moore has been Chairman, Chief Executive Officer and a Director of Champion Products, Incorporated, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. Prior to 1987, Mr. Moore served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

     David C. Sullivan, age 61, became a director of the General Partner in May, 1999. Mr. Sullivan has been Chairman, Chief Executive Officer and a Director of Resort Quest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services, since May 1998. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchiser, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Officer of the Hotel Division of The Promus Companies Incorporated ("PCI"). He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI.

     Compensation of Directors. Each non-employee director received the following payments for service on the General Partner's Board during the fiscal year ended December 29, 2000: (1) $1,000 for each regular Board meeting attended and (2) $500 for each regular committee meeting attended ($750 per meeting for the committee chair). In addition, each non-employee director received on the day following the 2000 annual shareholder meeting: (1) a cash payment of $10,000, (2) 2,105 shares of the General Partner's Class A Common Stock with a fair market value equal to $10,000 on the date of payment (other than Mr. Earley, who declined the share grant) and (3) an option to purchase 10,000 shares of the General Partner's Class A Common Stock at a per share exercise price of $4.75. The stock and options were issued pursuant to the General Partner's 1999 Non-Employee Director Stock and Stock Option Plan. Employee directors are not compensated for their services as directors or committee members.

Item 11.  Executive Compensation.

Cash Compensation

     The following table sets forth the salary, cash bonus and certain other forms of compensation paid by the General Partner and its subsidiaries for services rendered in all capacities during the 2000, 1999 and 1998 fiscal years to the Chief Executive Officer of the

General Partner and the four most highly compensated executive officers of the General Partner other than the Chief Executive Officer serving at the end of the 2000 fiscal year (the "Named Executive Officers").


                           Summary Compensation Table

                                                                                            Long Term Compensation
                                                                                            ----------------------
                                    Fiscal   Annual Compensation       All Other                    Awards
                                             -------------------       ---------                    ------
Name and Principal Positions         Year   Salary ($)  Bonus ($)  Compensation($)(a)  Securities Underlying Options (#)
----------------------------         ----   ----------  ---------  ------------------  ---------------------------------
John Q. Hammons                       2000    287,500    125,000               --                 100,000 (b)
Chairman of the Board and             1999    250,000     90,000               --                      --
Chief Executive Officer               1998    200,000     50,000               --                 200,000 (c)

Lonnie A. Funk                        2000    172,500     70,000            2,604                 40,000 (b)
Executive Vice President,             1999    145,000     50,000            1,675                     --
Operations                            1998    125,000     22,500            1,449                 40,000 (c)

Paul E. Muellner                      2000    137,100     50,000            2,057                 30,000 (b)
Acting Chief Financial Officer        1999    130,000     40,000              650                     --
                                      1998    125,000     22,000               --                 10,000 (c)

Debra M. Shantz                       2000    145,600     50,000            2,934                 30,000 (b)
General Counsel                       1999    140,000     50,000            2,709                     --
                                      1998    135,000     47,500            1,544                 70,000 (c)

Steven E. Minton                      2000    140,300     55,000            1,903                 20,000 (b)
Senior Vice President,                1999    135,000     50,000            1,787                     --
Architecture                          1998    130,000     45,000            1,563                 40,000 (c)

_________________
(a)  Matching contributions to General Partner's 401(k) Plan.
(b)  Comprised of options with an exercise price of $5.00 per share.
(c)  Comprised of options with an exercise price of $7.375 per share.

                     Option/SAR Grants in Last Fiscal Year

                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                        Rates of Stock rice
                                                                                                          Appreciation for
                                                  Individual Grants                                      Option Term (b)(c)
                     ----------------------------------------------------------------------------------------------------
                                               % of Total
                     Number of Securities    Options Granted
                     Underlying Options      to Employees in   Exercise Price    Expiration
Name                    Granted (#)(a)         Fiscal Year       ($/Share)          Date         5%($)        10%($)
----                    --------------         -----------       ---------          ----         -----        ------
John Q. Hammons            100,000                 11.8            $5.00          6/25/10       314,000       797,000
Lonnie A. Funk              40,000                  4.7            $5.00          6/25/10       125,600       318,800
Paul E. Muellner            30,000                  3.5            $5.00          6/25/10        94,200       239,100
Debra M. Shantz             30,000                  3.5            $5.00          6/25/10        94,200       239,100
Steven A. Minton            20,000                  2.4            $5.00          6/25/10        62,800       159,400
All Employees              846,500                100.0            $5.00          6/25/10     2,658,010     6,746,605

(a) Awarded on June 26, 2000. Exercisable in four equal annual installments, beginning on June 25, 2001.
(b) No gain to the optionees is possible without appreciation in the stock price which will benefit all shareholders commensurately. The dollar amounts under these columns are in result of calculations at the 5% and 10% assumption rates set by the SEC and therefore are not intended to forecast possible future appreciation of the General Partner's stock price or to establish any present value of the options.
(c) Realizable values are computed based on the number of options granted in 2000 and still outstanding at year-end.

                         Fiscal Year End Option Values

                                    Number of Securities Underlying                              Value of Unexercised
                                          Unexercised Options                                 In-the-Money Options(1)(2)
                                          -------------------                                 ---------------------------
Name                           Exercisable (#)        Unexercisable (#)                  Exercisable         Unexercisable ($)
----                           ---------------        -----------------                  -----------         -----------------
John Q. Hammons                        100,000                  200,000                       --                  106,300
Lonnie A. Funk                          20,000                   60,000                       --                   42,520
Paul E. Muellner                         5,000                   35,000                       --                   31,890
Debra M. Shantz                         35,000                   65,000                       --                   31,890
Steven A. Minton                        20,000                   40,000                       --                   21,260



(1) The $7.375 exercise price per share of the stock options granted on June 5, 1998, is greater than the $6.063 closing price of the General Partner's Class A Common Stock as reported on the American Stock Exchange on December 29, 2000, and so none of these options are "In the Money." Fifty percent of these options are currently exercisable.

(2) The $5.00 exercise price per share of the stock options granted on June 26, 2000, is less than the $6.063 closing price of the General Partner's Class A Common Stock as reported on the American Stock Exchange on December 29, 2000, and so these options are "In the Money." None of these options are currently exercisable.

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

Employment Agreements

     The General Partner entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995, as amended on October 31, 1997, and October 31, 2000. Under the agreement, Ms. Shantz's annual base salary is $155,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by the Compensation Committee of the General Partner. The agreement currently is scheduled to terminate on May 9, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Mr. Hammons is the beneficial owner of all 16,043,900 limited partnership units of the Company, representing 71.69% of the total equity in the Company. The General Partner owns all 6,336,100 general partner units of the Company, representing 28.31% of the total equity of the Company. After December 29, 2000, the General Partner has agreed to exchange approximately 1.3 million general partner units for funds advanced by the Company to the General Partner to repurchase its common stock. The number of general partner units to be exchanged is equivalent to the number of shares repurchased, in accordance with the partnership agreement.

Item 13. Certain Relationships and Related Transactions.

     Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, a director of the General Partner, formed a limited liability company to provide personal financial advisory services, through which they have invested in securities of one or more companies in industries unrelated to the Company's business.

     Mr. Hart is a non-employee director of the General Partner, and is a member of the law firm of Husch & Eppenberger, LLC, which performs legal services on a regular basis for the Company and personally for Mr. Hammons. The Company paid such firm approximately $458,000 in legal fees during the fiscal year ended December 29, 2000.

     The Company is controlled by Mr. Hammons through his control of the General Partner, the sole general partner of the Company. His equity interest in the Company (based on his beneficial ownership of 244,300 shares of Class A Common Stock of the General Partner, all 294,100 shares of Class B Common Stock of the General Partner and all 16,043,900 limited partnership units of the Company (the "LP Units") is 74.1%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Company, and the holders of Class A Common Stock of the General Partner, which conflicts may be resolved in favor of Mr. Hammons.

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

     During 2000, the Company provided management services to six hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Five of the Managed Hotels are owned by Mr. Hammons and one is owned 50% by Mr. Hammons; 25% by Jacqueline A. Dowdy, the Secretary and a director of the General Partner; and 25% by Lonnie A. Funk, an officer of the General Partner. Management fees of 3% to 5% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $1,245,000 in the fiscal year ended December 29, 2000. In addition to the management fees paid by the Managed Hotels to the Company in that year, the Managed Hotels reimbursed the Company for a portion of the salaries paid by the Company to its six regional vice presidents and one district director, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $184,000 in the fiscal year ended December 29, 2000. Each of the Management Contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled.

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

     Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc. ("WHI"). All of the hotels owned by the Company (the "Owned Hotels") have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the Owned Hotels were approximately $1,577,000 in the fiscal year ended December 29, 2000. The fee may increase if the number of hotels for which accounting and administrative services are performed drops below 35 hotels. The accounting services contract expires in June of 2002.

     The Company leases space in the John Q. Hammons Building for its headquarters from a Missouri general partnership, of which Mr. Hammons is a 50% partner and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the Secretary and a director of the General Partner, who is a 9.5% partner. Pursuant to four lease agreements, expiring December 31, 2001, the Company paid monthly rental payments of approximately $19,500 in 2000. The Company made aggregate annual lease payments to the Missouri general partnership of approximately $234,000 in 2000.

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

     The Company leases the real estate for the Company's Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent is based on adjusted gross revenues from room sales on the property and was $150,000 in 2000. The lease term is 50 years, with an option to renew for an additional 10 years. The Company also has an option to purchase the land after March 1, 2118 at a proposed transfer price of the greater of $3,000,000 or the current appraised value.

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

     The Company also leases the real estate for the Company's Renaissance Suites Hotel in Charlotte, NC, which opened in December of 1999 from Tulsa Hills Investments, Inc., an Ohio corporation, of which Mr. Hammons is a 99% owner and Jacqueline A. Dowdy is a 1% owner. The lease term is 99 years. Aggregate annual lease payments were $120,000 in 2000, and will be the same in 2001, and $124,800 per year for years six through ten of the term, and the greater of $124,800 or 1% of gross rooms revenues plus 0.5% of gross revenues from food and beverage sales thereafter.

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

      10.4    Form of Option Purchase Agreement
      10.8 Employment Agreement between the General Partner and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000.
      10.18   1994 Stock Option Plan of the General Partner

     10.19 1999 Non-Employer Director Stock and Stock Option Plan of the General Partner

14(b)     Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 29, 2000.

14(c)     Exhibits

  Reference is made to the exhibit index which has been filed with the exhibits.

14(d)   Financial Statements


     Report of Independent Public Accountants

     Consolidated Balance Sheets at Fiscal 2000 and 1999 Year-Ends

     Consolidated Statements of Operations for the 2000, 1999, and 1998 Fiscal Years Ended

     Consolidated Statements of Changes In Equity (Deficit) for 2000, 1999, and 1998 Fiscal Years Ended.

     Consolidated Statements of Cash Flows for 2000, 1999, and 1998 Fiscal Years Ended.

     Notes to Consolidated Financial Statements

John Q. Hammons Hotels, L.P.



Consolidated Financial Statements
As of December 29, 2000 and December 31, 1999

Together with Auditors' Report

Report of Independent Public Accountants
----------------------------------------



To the Partners of
     John Q. Hammons Hotels, L.P.:


We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, changes in equity and cash flows for each of the three fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. (Note 1) as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective in the first quarter of fiscal 1999, the Partnership changed its method of accounting for costs of start-up activities, including preopening expenses.


Cincinnati, Ohio,
     February 9, 2001

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Balance Sheets
(000's omitted)
---------------------------------------------------------------------------------------------------------
                                                                         Fiscal             Fiscal
                                                                          2000               1999
                                                                     -------------      -------------
ASSETS
------
CASH AND EQUIVALENTS (Restricted cash of $715 and $1,323 in
 2000 and 1999, respectively) (Note 2)                                 $   45,554         $   49,727

MARKETABLE SECURITIES (Note 2)                                              3,617              4,982

RECEIVABLES:
  Trade, less allowance for doubtful accounts of $231 and $226 in
   2000 and 1999, respectively                                             11,606             11,677
  Construction reimbursements, pending insurance claims and other           2,438              2,370
   (Note 2)
  Management fees (Note 3)                                                    101                 63

INVENTORIES                                                                 1,496              1,349

PREPAID EXPENSES AND OTHER                                                  2,396              1,699
                                                                     -------------      -------------
          Total current assets                                             67,208             71,867
                                                                     -------------      -------------
PROPERTY AND EQUIPMENT, at cost (Notes 2, 5 and 6):
  Land and improvements                                                    58,229             55,818
  Buildings and improvements                                              740,618            683,462
  Furniture, fixtures and equipment                                       297,946            270,146
  Construction in progress                                                      -             53,462
                                                                     -------------      -------------
                                                                        1,096,793          1,062,888
  Less- Accumulated depreciation and amortization                        (273,535)          (227,411)
                                                                     -------------      -------------
                                                                          823,258            835,477
                                                                     -------------      -------------
DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net (Notes 2, 4 and 5)                                         30,418             26,968
                                                                     -------------      -------------
                                                                       $  920,884         $  934,312
                                                                     =============      =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

John Q. Hammons Hotels, L.P. (Note 1)


Consolidated Balance Sheets
(000's omitted)
--------------------------------------------------------------------------------

Consolidated Balance Sheets
(000's omitted)
--------------------------------------------------------------------------------------------------------
                                                                         Fiscal             Fiscal
                                                                          2000               1999
                                                                     -------------      -------------
LIABILITIES AND EQUITY
----------------------
LIABILITIES:
  Current portion of long-term debt (Note 5)                           $ 56,258           $ 16,569
  Accounts payable, including construction payables of approximately
   $0 and $4,055, respectively                                            5,990             11,877

  Accrued expenses-
     Payroll and related benefits                                         9,077              7,720
     Sales and property taxes                                            11,642             10,368
     Insurance (Notes 2 and 3)                                            2,292              7,576
     Interest                                                            12,639             12,873
     Utilities, franchise fees and other                                  6,747              6,546
                                                                     -------------      -------------
          Total current liabilities                                     104,645             73,529

  Long-term debt (Note 5)                                               780,449            812,274
  Other obligations and deferred revenue (Note 2)                         2,032              9,402
                                                                     -------------      -------------
          Total liabilities                                             887,126            895,205
                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY (Note 1):
  Contributed capital                                                    96,436             96,436
  Partners' and other deficits, net                                     (62,678)           (57,329)
                                                                     -------------      -------------
          Total equity                                                   33,758             39,107
                                                                     -------------      -------------
                                                                       $920,884           $934,312
                                                                     =============      =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

John Q. Hammons Hotels, L.P. (Note 1)


Consolidated Statements of Operations
(000's omitted)
--------------------------------------------------------------------------------

                                                                                   Fiscal Year Ended
                                                                     -------------------------------------------------
                                                                          2000              1999              1998
                                                                     -------------     -------------     -------------
REVENUES (Note 8):
  Rooms                                                                  $267,596          $229,807          $211,989
  Food and beverage                                                       119,865           101,231            91,982
  Meeting room rental and other                                            49,113            40,646            35,003
                                                                     -------------     -------------     -------------
          Total revenues                                                  436,574           371,684           338,974
                                                                     -------------     -------------     -------------

OPERATING EXPENSES (Notes 3, 4 and 6):
  Direct operating costs and expenses-
     Rooms                                                                 68,224            59,507            54,600
     Food and beverage                                                     98,398            84,035            77,018
     Other                                                                  3,716             3,667             3,389
  General, administrative, sales and management service expenses          124,393           104,876            95,500
  Repairs and maintenance                                                  17,065            15,059            13,438
  Depreciation and amortization (Note 8)                                   53,367            45,669            45,580
                                                                     -------------     -------------     -------------
          Total operating expenses                                        365,163           312,813           289,525
                                                                     -------------     -------------     -------------
INCOME FROM OPERATIONS (Note 8)                                            71,411            58,871            49,449

OTHER (INCOME) EXPENSE:
  Interest expense and amortization of deferred financing fees, net of $2,798, $3,161, and $3,794 of interest income in
   2000, 1999 and 1998, respectively (Note 2(g))                           73,833            62,209            57,286
  Gain on sales of property and equipment (Note 8)                              -            (2,365)           (8,175)
                                                                     -------------     -------------     -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                                         (2,422)             (973)              338

   Extraordinary item; cost of early extinguishment of debt
    (Note 5)                                                                    -              (194)           (2,249)
                                                                     -------------     -------------     -------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (2,422)           (1,167)           (1,911)

   Cumulative effect of change in accounting principle
   (Note 2(r))                                                                  -            (1,819)                -
                                                                     -------------     -------------     -------------

NET LOSS (Note 2(l))                                                     $ (2,422)         $ (2,986)         $ (1,911)
                                                                     =============     =============     =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P. (Note 1)


Consolidated Statements of Changes in Equity (1)
(000's omitted)
--------------------------------------------------------------------------------

                                                                                  Partners and
                                            Contributed Capital              Other Equity (Deficit)
                                        --------------------------       ----------------------------
                                         General          Limited          General           Limited
                                         Partner          Partner          Partner           Partner       Total
                                        ---------        ---------      -------------     -----------   ----------
BALANCE, Yearend 1997                    $96,436           $    -         $(77,897)        $ 39,399      $ 57,938
 Distributions (Note 1(b))                     -                -             (150)         (10,637)      (10,787)
 Net loss                                      -                -             (541)          (1,370)       (1,911)
                                        ---------        ---------      -------------     -----------   ----------
BALANCE, Yearend 1998                     96,436                -          (78,588)          27,392        45,240
 Distributions (Note 1(b))                     -                -             (150)               -          (150)
 Advances to General Partner
  to purchase treasury stock
  (Note 1(b))                                  -                -           (2,997)               -        (2,997)
 Net loss                                      -                -             (845)          (2,141)       (2,986)
                                        ---------        ---------      -------------     -----------   ----------
BALANCE, Yearend 1999                     96,436                -          (82,580)          25,251        39,107
 Distributions (Note 1(b))                                                    (150)                          (150)
 Advances to General Partner
  to purchase treasury stock
  (Note 1(b))                                  -                -           (2,777)               -        (2,777)


 Net loss                                      -                -             (686)          (1,736)       (2,422)
                                        ---------        ---------      -------------     -----------   ----------
BALANCE, Yearend 2000                    $96,436           $    -         $(86,193)        $ 23,515      $ 33,758
                                        =========        =========      =============     ===========   ==========

(1) For periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards, No. 130, Reporting
                                                                ---------
     Comprehensive Income.
     --------------------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P. (Note 1)


Consolidated Statements of Cash Flows
(000's omitted)
--------------------------------------------------------------------------------

                                                                                   Fiscal Year Ended
                                                                           ---------------------------------
                                                                             2000        1999        1998
                                                                           --------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (2,422)  $  (2,986)  $  (1,911)
  Adjustments to reconcile net loss to cash provided by
  operating activities-
     Depreciation, amortization and loan cost amortization                   55,718      47,655      48,448
     Extraordinary item (Note 5)                                                  -         194       2,249
     Cumulative effect of change in accounting principle
     (Note 2)                                                                     -       1,819           -
     Gain on sales of property and equipment (Note 8)                             -      (2,365)     (8,175)
     Non-cash director compensation                                              50          40           -
                                                                           --------- ----------- -----------
                                                                             53,346      44,357      40,611
  Changes in certain assets and liabilities-
     Receivables                                                                (35)         73      (2,742)
     Inventories                                                               (147)       (144)       (112)
     Prepaid expenses and other                                                (697)       (610)        297
     Accounts payable                                                        (5,887)     (1,264)      1,909
     Accrued expenses                                                        (2,686)        513         698
     Other obligations and deferred revenue                                  (7,370)     (1,481)      2,983
                                                                           --------- ----------- -----------
          Net cash provided by operating activities                          36,524      41,444      43,644
                                                                           --------- ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                       (43,499)   (123,620)   (131,183)
  Franchise fees and other                                                   (3,450)     15,353     (11,528)
  Sale of marketable securities                                               1,365       1,551       6,209
  Proceeds from sales of property and equipment (Note 8)                          -       6,500      43,577
                                                                           --------- ----------- -----------
          Net cash used in investing activities                             (45,584)   (100,216)    (92,925)
                                                                           --------- ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   24,436     104,477     260,771
  Repayments of debt                                                        (16,572)    (35,350)   (196,846)
      Advances for treasury stock and other                                  (2,827)     (3,037)          -
  Distributions to partners                                                    (150)     (3,086)     (7,851)
  Loan financing fees                                                             -        (738)     (2,521)
                                                                           --------- ----------- -----------
          Net cash provided by financing activities                           4,887      62,266      53,553
                                                                           --------- ----------- -----------
          Increase (decrease) in cash and equivalents                        (4,173)      3,494       4,272

CASH AND EQUIVALENTS, beginning of period                                    49,727      46,233      41,961
                                                                           --------- ----------- -----------

CASH AND EQUIVALENTS, end of period                                        $ 45,554   $  49,727   $  46,233
                                                                           ========= =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                         $ 74,552   $  63,312   $  58,733
                                                                           ========= =========== ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Note receivable from sale of property and equipment (Note 8)             $      -   $       -   $  11,900
                                                                           ========= =========== ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                                       TENTATIVE AND PRELIMINARY
                                                    FOR DISCUSSION PURPOSES ONLY


John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)
--------------------------------------------------------------------------------

(1)  Basis of Presentation-
     ---------------------

     (a)  Entity Matters--The accompanying consolidated financial statements
          --------------
          include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries (the Partnership), John Q. Hammons Hotels Finance Corporation, a corporation with nominal assets and no operations, the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities and certain wholly-owned subsidiaries which consist of certain hotel operations. As of fiscal yearend 2000, 1999, 1998, the Partnership had 47, 45, and 42, respectively, hotels in operation of which 30 in 2000, 29 in 1999 and 28 in 1998 operate under the Holiday Inn and Embassy Suites trade names. The Partnership's hotels are located in 20 states throughout the United States.

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

     (b)  Partnership Matters--A summary of selected provisions of the
          -------------------
          Partnership agreement and other matters are as follows:

          General and Limited Partner: John Q. Hammons Hotels, Inc. (the
          ----------------------------
          Company) was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering, Mr. Hammons contributed approximately $5 million in cash in exchange for 294,100 shares of Class B common stock (which represents approximately 72% of the voting control of the Company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B common stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

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

       Allocation of Income, Losses and Distributions: Income, losses and
       -----------------------------------------------
       distributions of the Partnership will generally be allocated between the general partner and the limited partners based on their respective ownership interests of approximately 28% and 72%.

       In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. There were no distributions to the limited partner for taxes for the fiscal year ended 2000 and 1999. Distributions to the limited partner for taxes approximated $10,637 for the fiscal year ended 1998.

       In 1998 and 1999, the Board of Directors of John Q. Hammons Hotels, Inc. authorized the purchase of up to $3.0 million of its stock during each of the fiscal years 1999 and 2000. As of December 29, 2000, $5,864 of stock had been purchased. For financial reporting purposes, the advances by the partnership to its general partner to purchase stock have been reflected as a reduction of equity in the accompanying consolidated balance sheet and statement of changes in equity.

       Additional Capital Contributions: In the event proceeds from the sale of
       ---------------------------------
       the original twenty hotel properties (or applicable replacement collateral) which secure the $300 million First Mortgage notes (1994 notes) (Note 5) are insufficient to satisfy amounts due on the 1994 notes, Mr. Hammons and Hammons, Inc. (as general partners at the time the 1994 notes were secured) are severally obligated to contribute up to $135 million and $15 million, respectively, to satisfy amounts due, if any.
       In the event proceeds from the sale of the original eight hotel properties (or applicable replacement collateral) which secure the $90 million First Mortgage notes (1995 notes) (Note 5) are insufficient to satisfy amounts due on the 1995 notes, Mr. Hammons is obligated to contribute up to $45 million to satisfy amounts due, if any. In addition, with respect to the original eleven hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

       Redemption of Limited Partner Interests: Subject to certain limitations,
       ----------------------------------------
       the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels, Inc.'s Class A common stock for each limited partner unit tendered or the then cash equivalent thereof.

       Additional General Partner Interests: Upon the issuance by the general
       -------------------------------------
       partner of additional shares of its common stock, including shares issued upon the exercise of its stock options, the general partner will be required to contribute to the Partnership the net proceeds received and the Partnership will be required to issue additional general partner units to the general partner in an equivalent number to the additional shares of common stock issued.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                                3
--------------------------------------------------------------------------------


(2)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Cash and Equivalents--Cash and equivalents include operating cash
          --------------------
          accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.

          Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations.

     (b)  Marketable Securities--Marketable securities consist of available-for-
          ---------------------
          sale commercial paper and government agency obligations which mature or will be available for use in operations in 2001. These securities are valued at current market value, which approximates cost. Realized gains and losses in 2000 and 1999, determined using the specific identification method, were nominal.

     (c)  Pending Insurance Claims--During fiscal 2000, the Partnership
          ------------------------
          initiated the filing of claims with certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from various moisture related problems at certain of the Partnership's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Partnership. With respect to the residual moisture related problems, the Partnership has claims pending with its insurance carrier seeking reimbursement for repair costs incurred through December 29, 2000 of approximately $1.7 million. The Partnership has also incurred an additional approximate $2.6 million through December 29, 2000 of repairs cost which it intends to file for reimbursement from its insurance carrier during 2001. Finally, the Partnership anticipates an additional approximate $5.0 million of claims will be incurred in the future and submitted to the insurance carrier in 2001 or 2002 as the applicable repair costs have been incurred and quantified. Management and its legal counsel are of the opinion it is remote that the Partnership would be unsuccessful realizing the claims pending or to be filed for costs incurred through or as of December 29, 2000. Accordingly, pending cost reimbursements as of December 29, 2000 are included as a component of current assets in the accompanying 2000 balance sheet, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustment become known.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                                4
--------------------------------------------------------------------------------

     (d)  Allowance for Doubtful Accounts-
          -------------------------------

          The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                         Additions
                                           Balance,     Charged to                    Balance,
                                         Beginning of    Costs and                     End of
                                            Period       Expenses     Deductions       Period
                                         -------------  -----------  ------------   ------------
          Year ended December 29, 2000          $226          $558        $(553)           $231

          Year ended December 31, 1999           206           272         (252)            226

          Year ended January 1, 1999             188           584         (566)            206

     (e)  Inventories--Inventories consist of food and beverage items.  These
          -----------
          items are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

     (f)  Deferred Financing Costs, Franchise Fees and Other--Franchise fees
          --------------------------------------------------
          paid to the respective franchisors of the hotel properties are amortized on a straight-line basis over 10 to 20 years which approximates the terms of the respective agreements. Costs of obtaining financing are capitalized and amortized over the respective terms of the debt.

          The components of deferred financing costs, franchise fees and other are summarized as follows:

                                                                                   Fiscal Yearend
                                                                           -------------------------------
                                                                                2000             1999
                                                                           --------------    -------------
               Deferred financing costs                                       $ 21,732         $ 22,603
               Franchise fees                                                    5,186            5,142
               Less- Accumulated amortization                                  (13,586)         (11,830)
                                                                           --------------    -------------
                                                                                13,332           15,915
               Deposits                                                         12,543           10,738
               Managed contract costs and other (Note 3(e))                      1,455                -
               Pending insurance claims (Note 2(c))                              2,600                -
               Restricted cash deposits, interest-bearing, related to
                sales of hotels and a component of replacement
                collateral for 1994 and 1995 First Mortgage notes
                 (Note 8)                                                          160              102
               Other, net                                                          328              213
                                                                           --------------    -------------
                                                                              $ 30,418         $ 26,968
                                                                           ==============    =============

     (g)  Property and Equipment--Property and equipment are stated at cost
          ----------------------
          (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line

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

                                                              Lives In Years
                                                             ----------------
               Land improvements                                    5-25
               New buildings and improvements                      10-40
               Purchased buildings                                    25
               Furniture, fixtures and equipment                    3-10

          Construction in progress includes development and construction costs of certain hotel developments. Costs associated with hotel development construction in progress approximated $53 million in 1999, with the remainder representing refurbishments of operating hotels. There was no construction in progress at December 29, 2000.

          The Partnership periodically reviews the carrying value of these assets and other long-lived assets and impairment losses are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Partnership believes no impairment exists at December 29, 2000.

          Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $504, $6,770 and $6,163 for the fiscal years ended 2000, 1999 and 1998, respectively. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

          The accompanying 2000 consolidated financial statements include the land costs for 34 of the operating hotel properties. Land for 10 of the remaining 13 operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Land for the remaining three operating hotel properties is leased by the Partnership from a related party over long-term leases. Rent expense for all land leases was $1,489, $1,109 and $1,008 for the fiscal years ended 2000, 1999 and 1998, respectively.

     (h)  Par Operating Equipment--A hotel's initial expenditures for the
          -----------------------
          purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

     (i)  Advertising--The Partnership expenses the cost of advertising
          -----------
          associated with operating hotels as incurred. Advertising expense for 2000, 1999 and 1998 was approximately $31,815, $26,834 and $23,571, respectively.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                 6
--------------------------------------------------------------------------------

     (j)  Pensions and Other Benefits--The Partnership contractually provides
          ---------------------------
          retirement benefits for certain union employees at two of its hotel properties under a union-sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $86, $77 and $70 for the fiscal years ended 2000, 1999 and 1998, respectively.

          The Partnership maintains an employee savings plan (a 401(k) plan). The Partnership matches a percentage of an employee's contribution. The Partnership's matching contributions are funded currently. The cost of the matching program and administrative costs charged to income were approximately $506, $258 and $591 in 2000, 1999 and 1998, respectively. The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

     (k)  Self-Insurance--The Partnership was self-insured for liability and
          --------------
          workers' compensation claims that occurred prior to November 1999 and October 1998, respectively. The Partnership became self-insured for medical coverage effective January 1999. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, assumed claims, claims costs, claim frequency, as well as changes in actual experience, could cause these estimates to change.

          The Partnership entered into an $800 irrevocable stand-by letter of credit agreement with a bank which was required by an insurance carrier for the Partnership's self-insurance programs. The letter of credit expires in October 2001.

     (l)  Income Taxes--Prior to 1994, the entities and properties included in
          ------------
          the accompanying consolidated financial statements consisted of a Partnership, S Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

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

     (m)  Revenue Recognition--The Partnership recognizes revenues from its
          -------------------
          rooms, catering and restaurant facilities as earned on the close of business each day.

     (n)  Use of Estimates--The preparation of financial statements in
          ----------------
          conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                 7
--------------------------------------------------------------------------------

     (o)  Fiscal Year--The Partnership's fiscal year ends on the Friday nearest
          -----------
          December 31 which includes 52 weeks in 2000, 1999 and 1998.

          The periods ended in the accompanying consolidated financial statements are summarized as follows:

                    Year                        Fiscal Yearend
                ------------              --------------------------

                    2000                       December 29, 2000
                    1999                       December 31, 1999
                    1998                       January 1, 1999

     (p)  Segments--The Partnership operates in one reportable segment,
          --------
          hospitality services.

     (q)  Reclassifications--Certain reclassifications have been reflected in
          -----------------
          1999 and 1998 to conform with the current period presentation.

     (r)  Accounting Pronouncements-- In April 1998, the American Institute of
          -------------------------
          Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. Prior to January 1, 1999, the Partnership's practice was to defer these expenses until a hotel had commenced operations, at which time the costs, other than advertising costs which were expensed upon opening, were amortized over a one-year period. The Partnership adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of approximately $1.8 million were charged to expense. Preopening expenses in 1999 approximated $4,161 and are included in general, administrative, sales and management service expenses in the accompanying consolidated statement of operations.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Partnership adopted this statement in the fourth quarter of fiscal 2000 with no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                 8
--------------------------------------------------------------------------------

(3)  Related Party Transactions-
     --------------------------

     (a)  Hotel Management Fees--In addition to managing the hotel properties
          ---------------------
          included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons which included 6 properties at December 29, 2000. A management fee of approximately 3% to 5% of gross revenues (as defined) is paid to the Partnership by these hotels which aggregated approximately $1,245, $844 and $715 for the fiscal years ended 2000, 1999 and 1998, respectively.

     (b)  Accounting and Administrative Services--The hotels have contracted for
          --------------------------------------
          accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,577, $1,440 and $1,388 for the fiscal years ended 2000, 1999 and 1998, respectively.

          In 1999, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2002. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

     (c)  In surance Coverage--To supplement the Partnership's self-insurance
          ------------------
          programs, umbrella, property, auto, commercial liability, workers' compensation and, commencing in 1999, medical insurance is provided to the hotel properties under a blanket commercial policy purchased by John Q. Hammons Hotels, Inc. or WHI, covering hotel properties owned by the Partnership, Mr. Hammons, or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $3,578, $1,088 and $2,158 for the fiscal years ended 2000, 1999 and 1998, respectively. During fiscal 2000, 1999 and 1998, the Partnership realized continued favorable trends in insurance expense as a result of claims experience and rate improvements and favorable buyouts of several prior self-insured years. Subsequent to fiscal 2000, the Partnership expects the insurance expense to significantly increase due to the now fully-insured nature of most of the Partnership's insurance programs, other than medical, and the minimal number of policy years remaining which could be bought out.

     (d)  Allocation of Common Costs--The Partnership incurs certain hotel
          --------------------------
          management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May of 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $184, $132 and $145 for the fiscal years ended 2000, 1999 and 1998, respectively. Management considers these allocations to be reasonable.

     (e)  Transactions with Partners and Directors--Advances to Mr. Hammons as
          ----------------------------------------
          of December 31, 1999 approximated $366. There were no advances to Mr. Hammons as of December 29, 2000.

          During 2000, the Partnership's Board of Directors authorized the Partnership to enter into a five-year management contract with Mr. Hammons whereby the Partnership would pay a maximum 1 1/2% of

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                                9
--------------------------------------------------------------------------------

          the total development cost of Mr. Hammon's personally developed hotels for the opportunity to manage the hotels upon opening and the right of first refusal to purchase the hotels in the event they are offered for sale. As part of the management contract, the Partnership paid approximately $1,089 to Mr. Hammons in fiscal 2000. These costs will be amortized over the five-year contract period. As of December 29, 2000, the Partnership also paid and capitalized $366 of additional costs in accordance with the management contract. Amortization for these costs will commence upon the opening of the hotel.

          During 1998, Mr. Hammons assumed approximately $300 in costs incurred associated with new developments. No such costs were assumed by Mr. Hammons in fiscal 2000 or 1999.

          During 1996, the Partnership entered into an agreement with a director relating to certain financial advisory services. The Partnership recognized approximately $17 in expense for the fiscal year ended 1998 under this agreement. No such services were rendered in fiscal 2000 and 1999.

     (f)  Summary of Related Party Expenses--The following summarizes expenses
          ---------------------------------
          reported as a result of activities with related parties:

                                                                    2000       1999       1998
                                                                  --------   --------   --------
          Expenses included within general,
           administrative, sales and management
           service expenses:

            Accounting and administrative                          $1,577     $1,440     $1,388
            Rental expenses (Note 6)                                  830        787        800
            Financial advisory services from a director                 -          -         17
                                                                  --------   --------   --------
                                                                   $2,407     $2,227     $2,205
                                                                  ========   ========   ========

          Allocated insurance expense from the pooled
           coverage included within various operating
           categories:
            Insurance other than medical                           $3,578     $1,088     $2,158
                                                                  ========   ========   ========
            Medical, self-insured commencing in 1999               $5,198     $5,368     $    -
                                                                  ========   ========   ========

     (4)  Franchise Agreements-
          --------------------

          As of yearend 2000 and 1999, 42 of the 47 and 40 of the 45, respectively, operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 5% percent of gross room revenues, as defined. Franchise fees expensed under these contracts were $10,305, $8,478 and $8,110 for the fiscal years ended 2000, 1999 and 1998, respectively.

          As part of the franchise agreement, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1% to 3.5% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of sales expenses was approximately $9,021, $7,720 and $7,083 for the fiscal years ended 2000, 1999 and 1998, respectively.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                10
--------------------------------------------------------------------------------


(5)  Long-Term Debt-
     ---------------

     The components of long-term debt are summarized as follows:

                                                                                           Fiscal Yearend
                                                                                    ------------      ------------
                                                                                        2000              1999
                                                                                    ------------      ------------
     1994 First Mortgage notes, interest at 8.875%, interest only payable
     February 15 and August 15, principal due February 15, 2004, secured by a first mortgage lien on the original 20 hotel properties (or applicable replacement collateral) and additional capital
     contributions of up to $150 million by Mr. Hammons and an entity under
     his control.  (Note 1(b))                                                        $300,000          $300,000

     1995 First Mortgage notes, interest at 9.75%, interest only payable
     April 1 and October 1, principal due October 1, 2005, secured by a first mortgage lien on the original six hotel properties (or applicable replacement collateral), a second mortgage lien on the original two hotel properties and additional capital contributions of
     up to $45 million by Mr. Hammons.  (Note 1(b))                                     90,000            90,000

     Development bonds, interest rates at 7.125%, payable in scheduled installments through August 2015, certain of the obligations subject to optional prepayments by the bondholders, secured by certain hotel
     facilities, fixtures and an assignment of rents.                                   13,439            13,959

     Mortgage notes payable to banks, insurance companies and a state retirement plan, variable interest rates at prime to prime plus .75%
     with a certain instrument subject to a ceiling rate and a floor rate, fixed rates ranging from 7.57% to 9.5%, payable in scheduled installments through April 2027, secured by certain hotel facilities, fixtures, and an assignment of rents, with certain instruments subject to cross-collateralization provisions and, with respect to approximately $402,890 of mortgage notes, a personal guarantee of Mr.
     Hammons.                                                                          426,163           416,130

     Other notes payable, interest at 8.125%, payable in scheduled installments through March 2003, secured by certain hotel
     improvements, furniture, fixtures and related equipment and, with respect to approximately $375 of notes, a personal guarantee of
     Mr. Hammons.                                                                        7,105             8,754
                                                                                    ------------      ------------
     Less- current portion                                                             836,707           828,843
                                                                                       (56,258)          (16,569)
                                                                                    ------------      ------------
                                                                                      $780,449          $812,274
                                                                                    ============      ============

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

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                11
--------------------------------------------------------------------------------

     certain interest coverage ratios, as defined. In addition, certain of the other credit agreements include subjective acceleration clauses and limit, among others, the incurrence of certain liens and additional indebtedness and achieve or maintain certain financial covenants. The 1994 and 1995 First Mortgage notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

     The Partnership paid off or refinanced approximately $9,701, $28,000 and $133,000 of long-term debt in 2000, 1999 and 1998, respectively. In connection with these transactions, the Partnership incurred approximately $0, $200 and $2,200, respectively, in charges related to the early extingushment of debt. These debt extinguishment charges have been reflected in the accompanying 1999 and 1998 consolidated statements of operations as an extraordinary item.

     Scheduled maturities of long-term debt are summarized as follows:

                                                         Yearend
                      Year Ending                         2000
          -----------------------------------------  ---------------
            2001                                         $ 56,258
            2002                                           32,621
            2003                                           56,548
            2004                                          336,744
            2005                                           98,360
            Thereafter                                    256,176
                                                     ---------------
                                                         $836,707
                                                     ===============

     The Partnership intends to refinance or enter into extensions for approximately $47 million of debt maturing in 2001.

(6)  Commitments and Contingencies-
     -----------------------------

     (a)  Operating Leases--The hotel properties lease certain equipment and
          ----------------
          land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these leases was approximately $3,907, $3,508 and $2,715 for the fiscal years ended 2000, 1999 and 1998, respectively, which has been included in general, administrative, sales and management service expenses.

          The Partnership operates two trade centers located in Joplin, Missouri and Portland, Oregon. Both of the facilities in which these trade centers operate are owned by Mr. Hammons. The lease agreement for the Joplin trade center stipulates nominal rentals for each of the fiscal years ended 2000, 1999 and 1998 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri from a partnership (of which Mr. Hammons is a partner) for annual payments of approximately $234 through December 2001. The Partnership has also entered into land leases with Mr. Hammons for three operating hotel properties. Subject to the Partnership exercising purchase options provided under these agreements, these leases extend

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                12
--------------------------------------------------------------------------------

          through 2008, 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $390. Rent expense for these related party leases was approximately $890, $787 and $800 for the fiscal years ended 2000, 1999 and 1998, respectively.

          The minimum annual rental commitments for these noncancellable operating leases at December 29, 2000 are as follows:

                 Fiscal Year
                   Ending              Mr. Hammons     Other      Total
               --------------         ------------- ----------- ----------
                    2001                 $   690      $ 2,309     $ 2,999
                    2002                     690        1,648       2,338
                    2003                     690          875       1,565
                    2004                     695          649       1,344
                    2005                     395          539         934
                 Thereafter               10,339       37,737      48,076
                                      ------------- ----------- ----------
                                         $13,499      $43,757     $57,256
                                      ============= =========== ==========

     (b)  Hotel Development--Currently, the Partnership does not have any hotels
          -----------------
          under construction nor does it have any plans to start construction.

     (c)  Legal Matters--The Partnership is party to various legal proceedings
          -------------
          arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

(7)  Fair Value of Financial Instruments-
     -----------------------------------
     The fair values of marketable securities and long-term debt approximate their respective historical carrying amounts except with respect to the 1994 and 1995 First Mortgage notes for which fair market value was approximately $353 million and $408 million at 2000 and 1999, respectively. The fair value of the First Mortgage notes issued is estimated by obtaining quotes from brokers.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
000's omitted)                                                                13
--------------------------------------------------------------------------------

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

     Summary unaudited operating results for the eight hotels sold for each of the three years ended 2000, 1999 and 1998, as applicable, are as follows:

                                                        2000      1999     1998
                                                      --------- -------- ---------
     Revenues                                          $     -   $1,003   $12,122
                                                      ========= ======== =========
     Income (loss) from operations, including
      depreciation and amortization of $0, $210 and
      $1,315, respectively                             $     -   $  (22)  $   439
                                                      ========= ======== =========

(9)  Subsequent Event-
     ----------------

     Subsequent to December 29, 2000, John Q. Hammons Hotels, Inc. has agreed to exchange approximately 1.3 million general partner units for funds advanced by the Partnership to John Q. Hammons Hotels, Inc. to repurchase its common stock. The number of general partner units to be exchanged is equivalent to the number of shares repurchased as outlined by the partnership agreement. Had the units been repurchased in fiscal 2000, the net loss allocable to the general partner would have been decreased by approximately $100.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 29th day of March, 2001.


                                  JOHN Q. HAMMONS HOTELS, L.P.

                                  By:  John Q. Hammons Hotels, Inc.,
                                     its general partner


                                  By: /s/ John Q. Hammons
                                     ---------------------------
                                     John Q. Hammons
                                     Chairman and Chief Executive Officer


                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION

                                  By: /s/ John Q. Hammons
                                      --------------------------
                                      John Q. Hammons
                                      Chairman and Chief Executive Officer

                                  JOHN Q. HAMMONS HOTELS FINANCE
                                  CORPORATION II


                                  By: /s/ John Q. Hammons
                                      --------------------------
                                      John Q. Hammons
                                      Chairman and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation, and John Q Hammons Hotels Finance Corporation II, on March 29, 2001.

Signatures                    Title
----------                    -----

/s/ John Q. Hammons           Chairman and Chief Executive Officer of John Q.
---------------------------
John Q. Hammons               Hammons Hotels, Inc., John Q. Hammons Hotels
                              Finance Corporation and John Q. Hammons Finance
                              Corporation II (Principal Executive Officer)

/s/ Paul E. Muellner          Acting Chief Financial Officer
---------------------------
Paul E. Muellner              (Principal Financial and Accounting Officer)


/s/ Jacqueline A. Dowdy       Director, Secretary of John Q. Hammons Hotels,
---------------------------
Jacqueline A. Dowdy           Inc., John Q. Hammons Hotels Finance Corporation
                              and John Q. Hammons Finance Corporation II

/s/ William J. Hart           Director of John Q. Hammons Hotels, Inc.
---------------------------
William J. Hart

/s/ Daniel L. Earley          Director of John Q. Hammons Hotels, Inc.
---------------------------
Daniel L. Earley

/s/ James F. Moore            Director of John Q. Hammons Hotels, Inc.
---------------------------
James F. Moore

/s/ John E. Lopez-Ona         Director of John Q. Hammons Hotels, Inc.
---------------------------
John E. Lopez-Ona

/s/ David C. Sullivan         Director of John Q. Hammons Hotels, Inc.
---------------------------
David C. Sullivan

/s/ Donald H. Dempsey         Director of John Q. Hammons Hotels, Inc.
---------------------------
Donald H. Dempsey

EXHIBIT INDEX

No.        Title
---        -----

     *3.1 Second Amended and Restated Agreement of Limited Partnership of the Company (the "Partnership Agreement")
      3.2 Amendment No. 1 to Partnership Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994)
    **3.3  Amendment No. 2 to Partnership Agreement
  ****3.4 Certificate of Limited Partnership of the Company filed with the Secretary of State of the State of Delaware
     *3.5  Restated Certificate of Incorporation of the General Partner
   ***3.6 Certificate of Incorporation of John Q. Hammons Hotels Finance Corporation II
   **10.1  1994 Note Indenture
   **10.2  1995 Note Indenture
   **10.3  Embassy Suites License Agreement
   **10.4  Form of Option Purchase Agreement
    *10.5 Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and
           Service Employee's International Union
    *10.6 Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local 49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/98 to 5/31/01
    *10.7 Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q. Hammons or JQH Controlled Companies
     10.8  Employment Agreement between John Q. Hammons Hotels, Inc. and Debra
           M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000
 ***10.9a John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.) ***10.9b John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.) ***10.9c John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.) ***10.9d John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
   *10.10  Triple Net Lease
   *10.11  Lease Agreement between John Q. Hammons and John Q. Hammons Hotels,
           L.P.
 ***10.14 Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau on the Lake, Branson, Missouri)
 ***10.15 Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock, Arkansas)
   *10.16 Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
   *10.17 Agreement of Limited Partnership of John Q. Hammons Hotels, L.P. Two *10.18 1994 Stock Option Plan
****10.19  Agreement of Limited Partnership of John Q. Hammons Hotels--
           Montgomery L.P.
    10.20 1999 Non-Employee Director Stock and Stock Option Plan of the General Partner (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999)
     12.1  Computations of Ratio of Earnings to Fixed Charges of the Company

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