Form 10-Q
period 2001-03-30
HAMMONS JOHN Q HOTELS LP
filed 2001-05-11
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

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

Yes  X          No
    ----           -----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                                                March 30, 2001           December 29, 2000
                                                                                --------------           -----------------
                                                                                  (Unaudited)                (Audited)
CURRENT ASSETS:

    Cash and equivalents                                                           $  41,265                 $  45,554

    Marketable securities                                                              6,572                     3,617

    Receivables:
      Trade, less allowance for doubtful accounts of $231                             16,044                    11,606
      Construction reimbursements, pending insurance claims and other                  2,680                     2,438
      Management fees                                                                    154                       101

    Inventories                                                                        1,444                     1,496

    Prepaid expenses and other                                                         1,781                     2,396
                                                                                   ---------                 ---------

      Total current assets                                                            69,940                    67,208

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                             58,236                    58,229
    Buildings and improvements                                                       740,464                   740,618
    Furniture, fixture and equipment                                                 299,006                   297,946
    Construction in progress                                                             988                         -
                                                                                   ---------                 ---------

                                                                                   1,098,694                 1,096,793

    Less-accumulated depreciation and amortization                                  (286,944)                 (273,535)
                                                                                   ---------                 ---------

                                                                                     811,750                   823,258

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                               31,511                    30,418
                                                                                   ---------                 ---------

TOTAL ASSETS                                                                       $ 913,201                 $ 920,884
                                                                                   =========                 =========

              See Notes to Consolidated Financial Statements

                       JOHN Q. HAMMONS HOTELS, L.P.
                       CONSOLIDATED BALANCE SHEETS
                             (000's omitted)

                          LIABILITIES AND EQUITY

                                                                                March 30, 2001           December 29, 2000
                                                                                --------------           -----------------
                                                                                  (Unaudited)                (Audited)
LIABILITIES:

    Current portion of long-term debt                                              $  56,535                 $  56,258

    Accounts payable                                                                   4,319                     5,990

    Accrued expenses:
      Payroll and related benefits                                                     6,174                     9,077
      Sales and property taxes                                                        12,366                    11,642
      Insurance                                                                        2,386                     2,292
      Interest                                                                         8,113                    12,639
      Utilities, franchise fees and other                                              7,371                     6,747
                                                                                   ---------                 ---------
        Total current liabilities                                                     97,264                   104,645

    Long-term debt                                                                   778,368                   780,449
    Other obligations and deferred revenue                                             2,605                     2,032
                                                                                   ---------                 ---------
        Total liabilities                                                            878,237                   887,126
                                                                                   ---------                 ---------
EQUITY:

    Contributed capital                                                               96,436                    96,436
    Partners' and other deficits, net                                                (61,472)                  (62,678)
                                                                                   ---------                 ---------
        Total equity                                                                  34,964                    33,758
                                                                                   ---------                 ---------

TOTAL LIABILITIES AND EQUITY                                                       $ 913,201                 $ 920,884
                                                                                   =========                 =========

              See Notes to Consolidated Financial Statements

                       JOHN Q. HAMMONS HOTELS, L.P.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (000's omitted)

                                                                                         Three Months Ended
                                                                                 March 30, 2001       March 31, 2000
                                                                                 --------------       --------------
                                                                                  (Unaudited)          (Unaudited)
REVENUES:

    Rooms                                                                          $ 69,940             $ 63,273
    Food and beverage                                                                31,668               28,620
    Meeting room rental and other                                                    13,701               12,231
                                                                                   --------           ----------
      Total revenues                                                                115,309              104,124

OPERATING EXPENSES:
    Direct operating costs and expenses
      Rooms                                                                          17,206               16,117
      Food and Beverage                                                              24,761               23,797
      Other                                                                             864                  892

    General, administrative and sales expenses                                       35,074               31,018

    Repairs and maintenance                                                           4,371                4,061

    Depreciation and amortization                                                    13,548               12,826
                                                                                   --------           ----------

      Total operating costs                                                          95,824               88,711
                                                                                   --------           ----------

INCOME FROM OPERATIONS                                                               19,485               15,413

OTHER INCOME (EXPENSE):
    Interest income                                                                     641                  381
    Interest expense and amortization of deferred financing fees                    (18,890)             (18,366)
                                                                                   --------           ----------
NET INCOME (LOSS)                                                                  $  1,236           $   (2,572)
                                                                                   ========           ==========

              See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)

                                                    CONTRIBUTED          PARTNERS' AND OTHER
                                                      CAPITAL              EQUITY (DEFICIT)
                                                    -----------      -------------------------
                                                      General          General         Limited
                                                      Partner          Partner         Partner          Total
                                                    -----------      ---------       ---------        ---------
BALANCE, December 29, 2000 (audited)                $  96,436        $ (86,193)      $  23,515        $  33,758
Distributions                                               -              (30)              -              (30)
Net Income                                                  -              297             939            1,236
                                                    -----------      ---------       ---------        ---------
BALANCE, March 30, 2001 (unaudited)                  $ 96,436        $ (85,926)      $  24,454        $  34,964
                                                    ===========      =========       =========        =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                            Three months ended
                                                                                    March 30, 2001         March 31, 2000
                                                                                    --------------         --------------
                                                                                      (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $   1,236              $  (2,572)
Adjustment to reconcile net income to cash provided
by operating activities
        Depreciation, amortization and loan cost amortization                             14,100                 13,389
Changes in certain assets and liabilities
        Receivables                                                                       (4,733)                (3,609)
        Inventories                                                                           52                    (17)
        Prepaid expenses and other                                                           615                    419
        Accounts payable                                                                  (1,671)                (7,101)
        Accrued expenses                                                                  (5,987)                (5,118)
        Other obligations and deferred revenue                                               573                 (6,187)
                                                                                       ---------              ---------
              Net cash provided by (used in) operating activities                          4,185                (10,796)
                                                                                       ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment, net                                          (1,870)               (18,208)
        Franchise fees and other                                                          (1,815)                  (208)
        (Purchase) sale of marketable securities, net                                     (2,955)                   (99)
                                                                                       ---------              ---------
              Net cash used in investing activities                                       (6,640)               (18,515)
                                                                                       ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                               -                 21,480
        Repayments of debt                                                                (1,804)                (1,602)
        Distributions to partners                                                            (30)                   (30)
        Purchase of treasury stock                                                             -                   (483)
                                                                                       ---------              ---------
              Net cash (used in) provided by financing activities                         (1,834)                19,365
                                                                                       ---------              ---------
              Decrease in cash and equivalents                                            (4,289)                (9,946)

CASH AND EQUIVALENTS, beginning of period                                                 45,554                 49,727
                                                                                       ---------              ---------
CASH AND EQUIVALENTS, end of period                                                    $  41,265              $  39,781
                                                                                       =========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                     $  22,879              $  22,591
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

2.  GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 29, 2000, which included financial statements for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999.

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

3.  ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions of the Partnership were allocated between the General Partner and the limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, the Partnership redeemed 1,271,311 Partnership units held by the General Partner for funds advanced by the Partnership to the General Partner to repurchase its common stock. The number of Partnership units exchanged is equivalent to the number of shares repurchased, as outlined by the Partnership Agreement. As a result, the allocation percentages changed to approximately 24% for the General Partner and 76% for the limited partners.

In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to the General Partner, if applicable, with the remainder allocated to the limited partners. As of March 30, 2001, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Partnership adopted this statement in the fourth quarter of fiscal 2000 with no impact on its reported consolidated financial position, results of operation, cash flow or related disclosures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Partnership classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Partnership announced on September 11, 1998, that it was ceasing new development activity, except for the hotels then under construction. The Partnership opened the last two hotels under construction in the first quarter of 2000, and currently has no hotels under construction. Although the Partnership is not developing new hotels, Mr. Hammons has personally developed two new projects that opened during 2000, including an Embassy Suites Hotel in Lincoln, Nebraska (opened May 1, 2000) and the Marriott Courtyard in Springfield, Missouri, (opened April 10, 2000). In addition, Mr. Hammons has three hotels under development which will open during 2001 including a Renaissance Hotel in Richardson, Texas (opening May, 2001), an Embassy Suites Hotel in Nashville, Tennessee (Franklin, opening August, 2001), and a Residence Inn in Springfield, Missouri (opening September, 2001). All of these properties will be managed by the Partnership.

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

Results of Operations. The following discussion and analysis addresses results of operations for the three month periods ended March 30, 2001 (the "2001 Quarter") and March 31, 2000 (the "2000 Quarter").

For the 2001 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $33.0 million, a 17.0% increase over the 2000 Quarter EBITDA of $28.2 million. As a percentage of total revenues, EBITDA increased to 28.6% in the 2001 Quarter from 27.1% in the 2000 Quarter, primarily as a result of an increase in occupancy percentage, average daily rate and rooms revenue per available room over the 2000 quarter as discussed below. The Mature Hotels' EBITDA was $28.9 million in the 2001 Quarter, up 29.0% from $24.6 million in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 26.8% in the 2001 Quarter from 27.2% in the 2000 Quarter. The New Hotels' EBITDA for the 2001 Quarter was $1.7 million compared to $1.3 million in the 2000 Quarter. In the 2001 Quarter, the Partnership had two New Hotels, compared to six New Hotels in the 2000 Quarter. The 2000 Quarter results include $0.5 million in preopening expenses related to two hotels then under construction.

Total revenues for the 2001 Quarter were $115.3 million, an increase of $11.2 million, or 10.7%, compared to the 2000 Quarter, primarily as a result of the continued growth of the Mature Hotels and the hotels opened during 2000. The Partnership's Mature Hotels generated total revenues of $107.9 million in the 2001 Quarter, an increase of $17.3 million, or 19.1%, compared to the 2000 Quarter. The Partnership's two New Hotels generated total revenues of $6.7 million during the 2001 Quarter compared to $13.0 million from the six New Hotels in the 2000 Quarter.

Rooms revenues increased $6.7 million, or 10.5%, from the 2000 Quarter, but as a percentage of total revenues fell to 60.7% from 60.8%. The dollar increase was primarily due to an increase in the Partnership's average room rate to $103.68, a 5.4% increase compared to the 2000 Quarter average room rate of $98.35, and a
1.7 percentage point increase in the Partnership's occupancy for the 2001 Quarter to 63.7%. In comparison, the average room rate for the hotel industry was $89.26 in the 2001 Quarter, up 4.8% from the 2000 Quarter. Occupancy for the hotel industry was 59.1% which was the same as the 2000 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $66.07 in the 2001 Quarter, up 8.4% from $60.96 in the 2000 Quarter. RevPAR for the hotel industry was $52.75, up 4.8% from the 2000 Quarter.

Food and beverage revenues increased $3.0 million, or 10.6%, compared to the 2000 Quarter, and remained constant as a percentage of total revenues at 27.5%. The increased dollar amount was the result of higher occupancy and the increased number of hotels.

Meeting room rental and other revenues increased $1.5 million, or 12.0%, from the 2000 Quarter as the result of increased use of convention facilities, and increased slightly as a percentage of revenues, to 11.9% from 11.7%.

Rooms operating expenses increased $1.1 million, or 6.8%, compared to the 2000 Quarter, but decreased as a percentage of rooms revenues to 24.6% from 25.4%. The dollar increase was attributable to higher labor cost and expenses directly related to increased occupied rooms over the 2000 Quarter.

Food and beverage operating expenses increased $1.0 million, or 4.1%, compared to the 2000 Quarter, but decreased as a percentage of food and beverage revenues to 78.2% from 83.1%. The dollar increase was attributable to greater labor and food costs associated with increased food and beverage sales.

Other operating expenses remained constant compared to the 2000 Quarter and decreased as a percentage of meeting room rental and other revenues, to 6.3% from 7.3%.

General, administrative and sales expenses increased $4.1 million, or 13.1%, over the 2000 Quarter, and increased as a percentage of total revenues to 30.4% from 29.8%. The dollar increase was primarily attributable to increases in utility costs and guest loyalty programs.

Repairs and maintenance expenses increased $0.3 million, or 7.6%, compared to the 2000 Quarter and decreased slightly as a percentage of revenues to 3.8% from 3.9% in the 2000 Quarter.

Depreciation and amortization expenses increased $0.7 million, or 5.6%, compared to the 2000 Quarter, but decreased as a percentage of revenues to 11.7% from 12.3%. The dollar increase is primarily attributable to the two New Hotels opened in 2000.

Income from operations increased $4.1 million, or 26.4%, compared to the 2000 Quarter, and increased as a percentage of revenues, to 16.9% from 14.8% in the 2000 Quarter.

Interest expense and amortization of deferred financing fees increased slightly, by $0.5 million, or 2.9%, from the 2000 Quarter, but decreased as a percentage of total revenues to 16.4% from 17.6%.

Income (loss) was $1.2 million in the 2001 Quarter, compared to a $2.6 million loss in the 2000 Quarter. This increase is attributable to a higher occupancy percentage and RevPAR, as well as improved operating margins in rooms, food and beverage departments over the 2000 Quarter.

Liquidity and Capital Resources. In general, the Partnership has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Partnership's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and to make partnership distributions to fund some of the taxes associated with income allocable to the partners.

At March 30, 2001, the Partnership had $41.3 million of cash and equivalents and $6.6 million of marketable securities, compared to $45.6 million and $3.6 million, respectively, at the end of 2000. The cash and equivalents are available for working capital requirements of the Partnership.

Operating activities provided the Partnership with $4.2 million for the 2001 Quarter compared to using $10.8 million for the 2000 Quarter. This change is attributable to the reduction of construction and other payables related to the two hotels opened in the 2000 Quarter.

At March 30, 2001, total debt was $834.9 million compared with $836.7 million at the end of 2000. The decrease is attributable to completion of new hotel development in 2000 and scheduled reduction of principal on existing debt. The current portion of long-term debt was $56.5 million, compared with $56.3 million at the end of 2000. The Partnership intends to refinance or enter into extensions for approximately $47.0 million of debt maturing in 2001. The Partnership incurred net capital expenditures of approximately $1.9 million during the 2001 Quarter and $18.2 million during the 2000 Quarter. During the remainder of 2001, the Partnership expects capital expenditures to total approximately $20 million.

During fisca1 2000, the Partnership initiated claims against certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from moisture-related problems at certain of the Partnership's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Partnership. Through March 30, 2001, the Partnership has incurred $4.9 million of repair costs related to the underlying problems. Management and its legal counsel are of the opinion that it is remote that the Partnership would be unsuccessful in realizing the claims pending for costs incurred resulting from these problems. Accordingly, pending cost reimbursements are included as a component of current assets in the accompanying balance sheets, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustments become known.

Based upon current plans relating to capital expenditures, the Partnership anticipates that its capital resources will be adequate to satisfy its 2001 capital requirements.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of March 30, 2001, unaudited selected financial information with respect to the seventeen hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the 1994 and 1995 Note Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.


                                                                       Trailing 12 Months Ended March 30, 2001
                                                                       ---------------------------------------
                                                             1994             1995                                    Total
                                                          Collateral       Collateral     Management               Restricted
                                                            Hotels           Hotels       Operations                  Group
                                                            ------           ------       ----------                  -----
                                                                   (Dollars in thousands, except operating data)
   Statement of Operations Data:
   Operating Revenues                                      $ 157,907      $   56,507      $    11,659 (a)            $ 226,073
   Operating Expenses:
        Direct operating costs and expenses                   61,088          22,152               --                   83,240
        General, administrative, sales and
           management expenses (b)                            44,610          17,701              590 (c)               62,901
        Repairs and maintenance                                6,206           2,552               --                    8,758
        Depreciation and amortization                         13,717           5,357              503                   19,577
                                                           ---------      ----------      -----------                ---------
           Total operating expenses                          125,621          47,762            1,093                  174,476
                                                           ---------      ----------      -----------                ---------
   Income from operations:                                 $  32,286      $    8,745      $    10,566                $  51,597
                                                           =========      ==========      ===========                =========

         Operating Data:
               Occupancy                                        67.2%           63.6%
               Average Daily Room Rate                     $   93.66      $    80.70
               RevPAR                                      $   62.94      $    51.33

                                                                     Trailing 12 Months Ended December 29, 2000
                                                                       ------------------------------------------
                                                             1994             1995                                     Total
                                                          Collateral       Collateral     Management                 Restricted
                                                            Hotels           Hotels       Operations                   Group
                                                            ------           ------       ----------                   -----
                                                                   (Dollars in thousands, except operating data)
   Statement of Operations Data:
   Operating Revenues                                      $ 155,959      $   55,375      $    10,912 (a)            $ 222,246
   Operating Expenses:
        Direct operating costs and expenses                   59,454          21,585               --                   81,039
        General, administrative, sales and
           management expenses (b)                            43,364          17,322               65 (c)               60,751
        Repairs and maintenance                                6,144           2,525               --                    8,669
        Depreciation and amortization                         13,637           5,295              399                   19,331
                                                           ---------      ----------      -----------                ---------
           Total operating expenses                          122,599          46,727              464                  169,790
                                                           ---------      ----------      -----------                ---------
   Income from operations:                                 $  33,360      $    8,648      $    10,448                $  52,456
                                                           =========      ==========      ===========                =========

   Operating Data:
        Occupancy                                               67.6%           63.8%
        Average Daily Room Rate                            $   93.01      $    79.83
        RevPAR                                             $   62.87      $    50.93

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership 's long-term fixed and variable rate debt obligations as of March 30, 2001:

                                                      Expected Maturity Date
                                                           (in millions)
                                                                                                                         Fair
                                                                                                    There-               Value
                                               2001(d)     2002      2003       2004      2005      After      Total      (e)
Long-Term Debt                       (a)

 $300 Million 1/st/ Mortgage Notes             $  --       $  --     $  --     $  300     $  --     $  --      $300     $  296
    Average interest rate            (b)         8.9%        8.9%      8.9%       8.9%       --        --       8.9%

 $90 Million 1/st/ Mortgage Notes              $  --       $  --     $  --     $   --     $  90     $  --      $ 90    $    88
    Average interest rate            (b)         9.8%        9.8%      9.8%       9.8%      9.8%       --       9.8%

 Other fixed-rate debt obligations             $   8       $  32     $  39     $    7     $   8     $ 217      $311    $   311
    Average interest rate            (b)         8.3%        8.6%      8.1%       8.4%      8.4%      8.6%      8.5%

 Other variable-rate debt                      $  49       $   1     $  17     $   29     $   1     $  37      $134    $   134
obligations Average interest rate    (c)         8.1%        8.1%      8.1%       8.1%      8.1%      8.1%      8.1%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of March 30, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2001 balances include actual and projected principal payments and weighted average interest rates for the years.

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

        None

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

                              JOHN Q. HAMMONS HOTELS, L.P.

                              By: John Q. Hammons Hotels, Inc.
                                  its General Partner

                              By:
                                  /s/ John Q. Hammons
                                  ---------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer

                              By:
                                  /s/ Paul E. Muellner
                                  ---------------------------------------
                                  Paul E. Muellner, Chief Financial Officer

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION

                              By:
                                  /s/ John Q. Hammons
                                  ---------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer

                              By:
                                  /s/ Paul E. Muellner
                                  ---------------------------------------
                                  Paul E. Muellner, Chief Financial Officer



                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II

                              By:
                                  /s/ John Q. Hammons
                                  ---------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer


                              By:
                                  /s/ Paul E. Muellner
                                  ---------------------------------------
                                  Paul E. Muellner, Chief Financial Officer


Dated: May 11, 2001