Form 10-Q
period 2001-06-29
HAMMONS JOHN Q HOTELS LP
filed 2001-08-13
CIK 916536

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to ______________

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

Yes   X        No ______
    -----

PART I - FINANCIAL INFORMATION
        Item 1. Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                                                June 29, 2001          December 29, 2000
                                                                              ----------------        ------------------
                                                                                 (Unaudited)              (Audited)
CURRENT ASSETS:

     Cash and equivalents                                                $       53,033            $       45,554

     Marketable securities                                                        9,624                     3,617

     Receivables:
        Trade, less allowance for doubtful accounts of $231                      13,765                    11,606
        Pending insurance claims and other                                        2,919                     2,438
        Management fees                                                             171                       101

     Inventories                                                                  1,290                     1,496

     Prepaid expenses and other                                                   1,510                     2,396
                                                                         --------------            --------------

        Total current assets                                                     82,312                    67,208

PROPERTY AND EQUIPMENT, at cost:
     Land and improvements                                                       58,579                    58,229
     Buildings and improvements                                                 740,917                   740,618
     Furniture, fixture and equipment                                           302,283                   297,946
     Construction in progress                                                     4,814                         -
                                                                         --------------            --------------

                                                                              1,106,593                 1,096,793

     Less-accumulated depreciation and amortization                            (300,417)                 (273,535)
                                                                         --------------            --------------

                                                                                806,176                   823,258

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                          31,745                    30,418
                                                                         --------------            --------------

TOTAL ASSETS                                                             $      920,233            $      920,884
                                                                         ==============            ==============

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                            LIABILITIES AND EQUITY

                                                                 June 29, 200l           December 29,2000
                                                               ----------------          ----------------
                                                                 (Unaudited)                (Audited)
LIABILITIES:

   Current portion of long-term debt                             $ 57,080                     $ 56,258

   Accounts payable                                                 5,815                        5,990

   Accrued expenses:
     Payroll and related benefits                                   7,530                        9,077
     Sales and properly taxes                                      14,974                       11,642
     Insurance                                                      2,190                        2,292
     Interest                                                      12,202                       12,639
     Utilities, franchise fees and other                            9,301                        6,747
                                                                 --------                     --------
        Total current liabilities                                 109,092                      104,645

   Long-term debt                                                 770,448                      780,449
   Other obligations and deferred revenue                           2,779                        2,032
                                                                 --------                     --------
        Total liabilities                                         882,319                      887,126
                                                                 --------                     --------

EQUITY:
   Contributed capital                                             96,436                       96,436
   Partners' and other deficits, net                              (58,522)                     (62,678)
                                                                 --------                     --------
        Total equity                                               37,914                       33,758
                                                                 --------                     --------

TOTAL LIABILITIES AND EQUITY                                     $920,233                     $920,884
                                                                 ========                     ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's omitted)

                                                                   Three Months Ended                    Six Months Ended
                                                         June 29, 2001        June 30, 2000      June 29, 200l       June 30, 2000
                                                         -------------        -------------      -------------       -------------
                                                         (Unaudited)           (Unaudited)        (Unaudited)         (Unaudited)
REVENUES:
     Rooms                                                   $ 72,222             $ 71,157           $142,162           $134,430
     Food and beverage                                         30,238               30,624             61,906             59,244
     Meeting room rental and other                             14,490               12,717             28,191             24,948
                                                             --------             --------           --------           --------
        Total revenues                                        116,950              114,498            232,259            218,622

OPERATING EXPENSES:
     Direct operating costs and expenses:
        Rooms                                                  18,153               17,247             35,359             33,364
        Food and Beverage                                      25,192               24,801             49,953             48,598
        Other                                                     905                  968              1,769              1,860

     General, administrative and sales expenses                33,547               31,621             68,621             62,639

     Repairs and maintenance                                    4,585                4,356              8,956              8,417

     Depreciation and amortization                             13,684               13,380             27,232             26,206
                                                             --------             --------           --------           --------

        Total operating costs                                  96,066               92,373            191,890            181,084
                                                             --------             --------           --------           --------

INCOME FROM OPERATIONS                                         20,884               22,125             40,369             37,538

OTHER INCOME (EXPENSE):
     Interest income                                              512                  311              1,153                692
     Interest expense and amortization of deferred
        financing fees                                        (18,386)             (19,234)           (37,276)           (37,600)
                                                             --------             --------           --------           --------

INCOME BEFORE EXTRAORDINARY ITEM                                3,010                3,202              4,246                630
     Extraordinary item: Cost of extinguishment of debt           (50)                   -                (50)                 -
                                                             --------             --------           --------           --------
NET INCOME                                                   $  2,960             $  3,202           $  4,196           $    630
                                                             ========             ========           ========           ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.,
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                (000's omitted)

                                                            CONTRIBUTED           PARTNERS' AND OTHER
                                                              CAPITAL              EQUITY (DEFICIT)
                                                            ----------         ---------------------------
                                                             General             General         Limited
                                                             Partner             Partner         Partner           Total
                                                            ----------         ------------    ------------       --------
BALANCE, December 29, 2000 (audited)                         $96,436           $(86,193)        $23,515            $33,758
Distributions                                                      -                (90)              -                (90)
Issuance of General Partner's Common Stock to directors            -                 50               -                 50
Net income                                                         -              1,007           3,189              4,196
                                                             -------           --------         -------            -------
BALANCE, June 29, 2001 (unaudited)                           $96,436           $(85,226)        $26,704            $37,914
                                                             =======           ========         =======            =======

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)


                                                                                      Six Months Ended
                                                                          June 29, 2001              June 30, 2000
                                                                          -------------              -------------
                                                                           (unaudited)                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  4,196                   $    630

Adjustment to reconcile net income to cash provided
by operating activities
     Depreciation, amortization and loan cost amortization                    28,388                     27,469
     Extraordinary item                                                           50                          -

Changes in certain assets and liabilities
     Receivables                                                              (2,710)                    (1,178)
     Inventories                                                                 206                         (5)
     Prepaid expenses and other                                                  886                        778
     Accounts payable                                                           (175)                    (6,199)
     Accrued expenses                                                          3,800                      3,505
     Other obligations and deferred revenue                                      747                     (7,534)
                                                                          ----------                 ----------
        Net cash provided by operating activities                             35,388                     17,466
                                                                          ----------                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment, net                                 (9,840)                   (27,523)
     Franchise fees and other                                                 (2,843)                       153
     Purchase of marketable securities, net                                   (6,007)                    (3,751)
                                                                          ----------                 ----------
        Net cash used in investing activities                                (18,690)                   (31,121)
                                                                          ----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                      -                     22,923
     Repayments of debt                                                       (9,179)                   (13,250)
     Distributions                                                               (90)                       (90)
     (Purchase) sale of treasury stock                                            50                     (1,320)
                                                                          ----------                 ----------
        Net cash (used in) provided by financing activities                   (9,219)                     8,263
                                                                          ----------                 ----------
        Increase (decrease) in cash and equivalents                            7,479                     (5,392)

CASH AND EQUIVALENTS, beginning of period                                     45,554                     49,727
                                                                          ----------                 ----------
CASH AND EQUIVALENTS, end of period                                         $ 53,033                   $ 44,335
                                                                          ==========                 ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW lNFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                          $ 36,552                   $ 37,013
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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 29, 2000, which included financial statements for the fiscal years ended December 29, 2000, December 31, 1999, and January 1, 1999.

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

3.   ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions of the Partnership were allocated between the General Partner and the limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, the Partnership redeemed 1,271,581 Partnership units held by the General Partner for funds advanced by the Partnership to the General Partner to repurchase its common stock. The number of Partnership units exchanged is equivalent to the number of shares repurchased as outlined by the Partnership Agreement. As a result, the allocation percentages changed to approximately 24% for the General Partner and 76% for the limited partner.

In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to the General Partner, if applicable, with the remainder allocated to the limited partners. As of June 29, 2001, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Financial Accounting Standards Statement No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations. This statement requires all business combinations in the scope of this statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

In June 2001, the FASB issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets", which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

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

Although the Partnership is not developing new hotels, Mr. Hammons has personally developed three projects that opened during 2000 and early 2001. The Marriott Courtyard in Springfield, Missouri, opened April 10, 2000, and the Embassy Suites Hotel in Lincoln, Nebraska, opened May 1, 2000. In May 2001, Mr. Hammons opened a Renaissance Hotel in Richardson, Texas. In addition, Mr. Hammons has two hotels under development which will also open in 2001, an Embassy Suites Hotel in Nashville, Tennessee (Franklin, opening August, 2001) and a Marriott Residence Inn in Springfield, Missouri (opening September, 2001). The Partnership will manage all of these properties.

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

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended June 29, 2001 (the "2001 Quarter"), and June 30, 2000 (the "2000 Quarter").

For the 2001 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $34.6 million, a decrease of 2.5% compared to the 2000 Quarter EBITDA of $35.5 million. The Mature Hotels' EBITDA was $30.9 million in the 2001 Quarter, up 13.6% from $27.2 million in the 2000 Quarter primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels provided $3.1 million of EBITDA in the 2001 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 28.3% in the 2001 Quarter from 29.3% in the 2000 Quarter due primarily to softening demand in the various markets. The New Hotels' EBITDA for the 2001 Quarter was $2.0 million compared to $4.6 million in the 2000 Quarter. This decrease is due primarily to the shift of the four hotels from New Hotels to the Mature Hotels category.

Total revenues for the 2001 Quarter were $117.0 million, an increase of $2.5 million, or 2.2%, compared to the 2000 Quarter, primarily as a result of the continued growth of the New Hotels. The Partnership's Mature Hotels generated total revenues of $109.1 million in the 2001 Quarter, an increase of $16.2 million, or 17.4% compared to the 2000 Quarter, primarily due to the four hotels moving from the Mature Hotels category to the New Hotels category. Those four hotels provided $11.6 million of total revenue in the 2001 Quarter. The Partnership's New Hotels generated total revenues of $7.1 million during the 2001 Quarter compared to $16.0 million in the 2000 Quarter. There are two New Hotels in the 2001 Quarter compared to six New Hotels in the 2000 Quarter.

Rooms revenues increased $1.0 million, or 1.4%, from the 2000 Quarter, but decreased as a percentage of total revenues, to 61.7% from 62.2%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and an accompanying increase in the Partnership's average room rate to $101.39, a 3.0% increase compared to the 2000 Quarter average room rate of $98.40. In comparison, the average room rate for the hotel industry was $86.21 in the 2001 Quarter, up 1.8% from the 2000 Quarter. The Partnership's occupancy for the 2001 Quarter decreased 1.0 percentage point to 67.3% compared to the 2000 Quarter. Occupancy for the hotel industry was 64.7%, down 3.0 percentage points from the 2000 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $68.22 in the 2001 Quarter, up 1.5% from $67.20 in the 2000 Quarter. In contrast, RevPAR for the hotel industry was $55.81, down 2.6% from the 2000 Quarter.

Food and beverage revenues decreased $0.4 million, or 1.3%, compared to the 2000 Quarter, and decreased as a percentage of total revenues, to 25.8% from 26.7% in the 2000 Quarter. The decrease was primarily attributable to a reduction in banquet functions.

Meeting room rental and other revenues increased $1.8 million, or 14.2%, from the 2000 Quarter, and increased as a percentage of revenues, to 12.4% from 11.1%. The significant increase was a result of revenues from the New Hotels as well as increased meeting and convention business in some of the Mature Hotels.

Rooms operating expenses increased $1.0 million, or 5.8%, compared to the 2000 Quarter, and increased as a percentage of rooms revenues to 25.2% from 24.2%. The increase was related primarily to expenses for New Hotels. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues were 25.2% in the 2001 Quarter, compared to 24.7% in the 2000 Quarter. The increase was primarily attributable to increases in employee health insurance benefit costs compared to the 2000 Quarter.

Food and beverage operating expenses increased $0.4 million, or 1.6%, compared to the 2000 Quarter, and increased as a percentage of food and beverage revenues, to 83.4% from 81.0%. The increase was primarily attributable to increases in employee health insurance benefit costs compared to the 2000 Quarter.

Other operating expenses decreased by 10.0% compared to the 2000 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 6.2% from 7.9%, due to reduced banquet functions.

General, administrative and sales expenses increased $1.9 million, or 6.0%, over the 2000 Quarter, and increased as a percentage of revenues to 28.6% from 27.6%. The increase was primarily attributable to increases in utility costs over the 2000 Quarter and other fees associated with the investigation and evaluation of moisture related problems at certain of the Partnership's hotel properties, discussed below.

Repairs and maintenance expenses increased $0.2 million, or 4.5%, compared to the 2000 Quarter, and increased slightly as a percentage of revenues, to 3.9% from 3.8% in the 2000 Quarter. The increase was related to the net increase in number of hotels and rooms in 2001 compared to 2000.

Depreciation and amortization expenses increased slightly, by $0.3 million, or 2.2%, compared to the 2000 Quarter, but remained stable as a percentage of revenues at 11.7%. The dollar increase related to the hotels opened in 2000 and 2001.

Income from operations decreased $1.2 million, or 5.4%, compared to the 2000 Quarter, reflecting the impact of increased general, administrative and sales expenses discussed above.

Other expense, net of other income decreased $1.0 million, or 5.3%, from the 2000 Quarter, as a direct result of reduced interest expense.

Income before extraordinary item was $3.0 million in the 2001 Quarter, compared to $3.2 million in the 2000 Quarter.

Results of Operations - Six-Month Period

The following discussion addresses results of operations for the six-month periods ended June 29, 2001 (the "2001 Six Months"), and June 30, 2000 (the "2000 Six Months").

For the 2001 Six Months, the Partnership's total EBITDA was $67.6 million, a 6.1% increase compared to the 2000 Six Months EBITDA of $63.7 million. The Mature Hotels' EBITDA was $59.7 million in the 2001 Six Months, up $7.9 million from the 2000 Six Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 2000 and in Mature Hotels in 2001 provided $7.5 million of EBITDA in the 2001 Six Months.

Total revenues increased to $232.3 million in the 2001 Six Months from $218.6 million in the 2000 Six Months, an increase of $13.7 million, or 6.3%. The increase is primarily attributable to the continued growth of both New Hotels and Mature Hotels.

Rooms revenues increased to $142.2 million in the 2001 Six Months from $134.4 million in the 2000 Six Months, an increase of $7.8 million, or 5.8%, as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly, to 61.2%, compared to 61.5% in the 2000 Six Months. The Partnership's average room rate increased to $102.50 in the 2001 Six Months from $98.39 in the 2000 Six Months, an increase of $4.11, or 4.2%. Occupancy increased to 65.5% in the 2001 Six Months from 65.2% in the 2000 Six Months, an increase of 0.3 percentage points.

Food and beverage revenues increased to $61.9 million in the 2001 Six Months from $59.2 million in the 2000 Six Months, an increase of $2.7 million, or 4.6%, but decreased as a percentage of total revenues to 26.6% from 27.1% in the 2000 Six Months. The dollar increase was attributable primarily to sales at the New Hotels.

Meeting room rental and other revenues increased to $28.2 million in the 2001 Six Months from $24.9 million in the 2000 Six Months, an increase of $3.3 million, or 13.3%. Meeting room rental and other revenues also increased as a percentage of total revenues to 12.1% from 11.4% in the 2000 Six Months. The increase was the result of full operation of meeting space at the New Hotels and fees from managed hotels opened during the last 18 months.

Rooms operating expenses increased to $35.4 million in the 2001 Six Months from $33.4 million in the 2000 Six Months, an increase of $2.0 million, or 6.0%. This expense remained constant as a percentage of rooms revenue at 24.9%. The dollar increase related to the additional hotels opened in 2000 and early 2001.

Food and beverage operating expenses increased to $50.0 million in the 2001 Six Months from $48.6 million in the 2000 Six Months, an increase of $1.4 million, or 2.9%, as the result of increased food and beverage revenues. These expenses decreased as a percentage of food and beverages revenues in the 2001 Six Months to 80.8%, from 82.1% in the 2000 Six Months.

Other operating expenses decreased slightly, to $1.8 million in the 2001 Six Months, from $1.9 million in the 2000 Six Months and declined as a percentage of meeting room rental and other income, to 6.4% in the 2001 Six Months from 7.6% in the 2000 Six Months.

General, administrative and sales expenses increased to $68.6 million in the 2001 Six Months from $62.6 million in the 2000 Six Months, an increase of $6.0 million, or 9.6%, and increased slightly as a percentage of total revenues to 29.5% from 28.6% in the 2000 Six Months. The dollar increase in these expenses was primarily the result of increases in utility costs over the 2000 Six Months and other fees associated with the investigation and evaluation of moisture related problems at certain of the Partnership's hotel properties, discussed below.

Repairs and maintenance expenses increased to $9.0 million in the 2001 Six Months from $8.4 million in the 2000 Six Months, an increase of $0.6 million, or 7.1%. The increase was a result of the increase in the total number of occupied rooms over the 2000 Six Months.

Depreciation and amortization expenses increased to $27.2 million in the 2001 Six Months from $26.2 million in the 2000 Six Months, an increase of $1.0 million, or 3.8%, but decreased as a percentage of total revenues to 11.7% from 12.0% in the 2000 Six Months. The dollar increase was related to the hotels opened in 2000.

Income from operations was $40.4 million in the 2001 Six Months compared to $37.5 million in the 2000 Six Months, an increase of $2.9 million, or 7.7%. As a percentage of revenue, income from operations increased slightly to 17.4% in the 2001 Six Months compared to 17.2% in the 2000 Six Months.

Other expense, net of other income decreased slightly to $36.1 million in the 2001 Six Months from $36.9 million in the 2000 Six Months, a decrease of $0.8 million, or 2.2%. As a percentage of total revenues, this expense decreased to 15.5% from 16.9% in the 2000 Six Months.

Income before extraordinary item was $4.2 million in the 2001 Six Months, compared to $0.6 million in the 2000 Six Months.

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

At June 29, 2001, the Partnership had $53.0 million of cash and equivalents and $9.6 million of marketable securities, compared to $45.6 million and $3.6 million, respectively, at the end of 2000. These amounts are available for working capital requirements of the Partnership.

Net cash provided by operating activities was $35.3 million for the 2001 Six Months compared to $17.4 million for the 2000 Six Months. The increase was attributable to increased net income and an absence of construction spending in 2001.

At June 29, 2001, total debt (including accrued interest) was $839.7 million compared with $849.3 million at the end of 2000. The decrease is attributable to the Partnership's use of excess cash flow to pay down its long-term debt during 2001. The current portion of long-term debt at June 29, 2001 was $57.1 million, plus accrued interest of $12.2 million, compared to $56.3 million, plus accrued interest of $12.6 million, at the end of 2000. The Partnership incurred net capital expenditures of approximately $9.8 million during the 2001 Six Months and $27.5 million during the 2000 Six Months. During the remainder of 2001, the Partnership expects capital expenditures to total approximately $12.5 million.

During fisca1 2000, the Company initiated claims against certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from moisture-related problems at certain of the Company's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Company. Through June 29, 2001, the Company has incurred $5.9 million of repair costs related to the underlying problems. Management and the Company's legal counsel are of the opinion that it is remote that the Company would be unsuccessful in realizing the claims pending for costs incurred resulting from these problems. Accordingly, pending cost reimbursements are included as a component of current assets in the accompanying balance sheets, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustments become known.

Based upon current plans relating to capital expenditures, the Partnership anticipates that its capital resources will be adequate to satisfy its 2001 capital requirements.

Forward-Looking Statements

NOTE: In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Partnership believes," "the Partnership plans," "the Partnership intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a continued, or more significant, downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, or revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of June 29, 2001, and December 29, 2000, unaudited selected financial information with respect to the seventeen hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 Notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Notes) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                           Trailing 12 Months Ended June 29, 2001
                                                           --------------------------------------
                                                    1994              1995         Management              Total
                                              Collateral        Collateral         Operations         Restricted
                                                  Hotels            Hotels              Group              Group
                                            -------------    --------------     --------------       ------------
                                                       (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $160,055           $57,306            $11,627  (a)      $228,988
Operating Expenses:
  Direct operating costs and expenses             62,624            22,690                  -             85,314
  General, administrative, sales
     and management expenses (b)                  44,652            17,776              1,612  (c)        64,040
  Repairs and maintenance                          6,223             2,569                  -              8,792

  Depreciation and amortization                   13,819             5,443                594             19,856
                                                --------           -------            -------           --------
        Total operating expenses                 127,318            48,478              2,206            178,002
                                                --------           -------            -------           --------
Income from operations:                         $ 32,737           $ 8,828            $ 9,421           $ 50,986
                                                ========           =======            =======           ========

Operating Data:
  Occupancy                                        66.8%             63.2%
  Average daily room rate                         $94.03            $81.68
  RevPAR                                          $62.81            $51.62

                                                          Trailing 12 Months Ended December 29, 2000
                                                          ------------------------------------------
                                                    1994              1995          Management               Total
                                              Collateral        Collateral          Operations          Restricted
                                                  Hotels            Hotels               Group               Group
                                             ------------     -------------     ---------------       -------------
                                                        (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $155,959           $55,375            $10,912  (a)      $222,246
Operating Expenses:
   Direct operating costs and expenses            59,454            21,585                 --             81,039
   General, administrative, sales and
      management expenses (b)                     43,364            17,322                 65  (c)        60,751
   Repairs and maintenance                         6,144             2,525                 --              8,669
   Depreciation and amortization                  13,637             5,295                399             19,331
                                                --------           -------            -------           --------
        Total operating expenses                 122,599            46,727                464            169,790
                                                --------           -------            -------           --------
Income from operations:                          $33,360           $ 8,648            $10,448           $ 52,456
                                                 =======           =======            =======           ========

Operating Data:
  Occupancy                                        67.6%              63.8%
  Average daily room rate                         $93.01             $79.83
  RevPAR                                          $62.87             $50.93

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of June 29, 2001:

                            Expected Maturity Date
                                 (in millions)

                                                                                                                             Fair
                                                                                                                There-       Value
                                             2001(d)      2002        2003       2004        2005     after      Total        (e)
Long-Term Debt                         (a)

 $300 Million 1st Mortgage Notes             $    -     $     -     $    -     $  295      $    -    $     -    $   295      $296
    Average interest rate              (b)      8.9%        8.9%       8.9%       8.9%                              8.9%

 $90 Million 1st Mortgage Notes              $    -     $     -     $    -     $    -      $   90    $     -    $    90      $ 92
    Average interest rate              (b)      9.8%        9.8%       9.8%       9.8%        9.8%                  9.8%

 Other fixed-rate debt obligations           $    8     $    32     $   39     $    7      $    8    $   215    $   309      $315
    Average interest rate              (b)      8.3%        8.6%       8.1%       8.3%        8.3%       8.6%       8.5%

 Other variable-rate debt obligations        $   49     $     2     $   17     $   30      $    1    $    35    $   134      $134
    Average interest rate              (c)      7.0%        7.0%       7.0%       7.0%        7.0%       7.0%       7.0%

     (a)   Includes amounts reflected as long-term debt due within one year.

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of June 29, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (d) The 2001 balances include actual and projected principal repayments and weighted average interest rates for the year.

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

                              JOHN Q. HAMMONS HOTELS, L.P.

                              By:  John Q. Hammons Hotels, Inc.
                                   its General Partner

                                   By:/s/ John Q. Hammons
                                      -------------------------------------
                                      John Q. Hammons, Chairman,
                                      Founder, and Chief Executive Officer

                                   By:/s/ Paul E. Muellner
                                      -------------------------------------
                                      Paul E. Muellner, Chief Financial Officer
                                      (Principal Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION


                              By:/s/ John Q. Hammons
                                 ------------------------------------------
                                 John Q. Hammons, Chairman,
                                 Founder, and Chief Executive Officer


                              By:/s/ Paul E. Muellner
                                 ------------------------------------------
                                 Paul E. Muellner, Chief Financial Officer
                                 (Principal Financial Officer)

                              JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II


                              By:/s/ John Q. Hammons
                                 ------------------------------------------
                                 John Q. Hammons, Chairman,
                                 Founder, and Chief Executive Officer


                              By:/s/ Paul E. Muellner
                                 ------------------------------------------
                                 Paul E. Muellner, Chief Financial Officer
                                 (Principal Financial Officer)


Dated: August 13, 2001