Form 10-Q
period 2001-09-28
HAMMONS JOHN Q HOTELS LP
filed 2001-11-09
CIK 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          John Q. Hammons Hotels, L.P.
                   John Q. Hammons Hotels Finance Corporation
                  John Q. Hammons Hotels Finance Corporation II
             (Exact name of registrant as specified in its charter)

             Delaware                                    43-1523951
             Missouri                                    43-1680322
             Missouri                                    43-1720400
     (State or other jurisdiction                      (IRS Employer
   of incorporation or organization)                 Identification No.)


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
                                 (000's omitted)

                                     ASSETS

                                                                       September 28, 2001         December 29, 2000
                                                                     -----------------------    ---------------------
                                                                           (Unaudited)                 (Audited)
CURRENT ASSETS:

    Cash and equivalents                                                   $    31,977                $    45,554

    Marketable securities                                                        9,565                      3,617

    Receivables:
      Trade, less allowance for doubtful accounts of $231                       10,676                     11,606
      Pending insurance claims and other                                         2,963                      2,438
      Management fees                                                              199                        101

    Inventories                                                                  1,301                      1,496

    Prepaid expenses and other                                                     521                      2,396
                                                                           -----------                -----------
      Total current assets                                                      57,202                     67,208

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                       60,701                     58,229
    Buildings and improvements                                                 741,724                    740,618
    Furniture, fixture and equipment                                           304,278                    297,946
    Construction in progress                                                     7,086                         --
                                                                           -----------                -----------
                                                                             1,113,789                  1,096,793

    Less-accumulated depreciation and amortization                            (311,082)                  (273,535)
                                                                           -----------                -----------
                                                                               802,707                    823,258

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                         32,189                     30,418
                                                                           -----------                -----------
TOTAL ASSETS                                                               $   892,098                $   920,884
                                                                           ===========                ===========

               See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                              LIABILITIES AND EQUITY


                                                                               September 28, 2001          December 29, 2000
                                                                             -----------------------    -----------------------
                                                                                 (Unaudited)                  (Audited)
LIABILITIES:

  Current portion of long-term debt                                                   $  34,858                  $  56,258

  Accounts payable                                                                        3,805                      5,990

  Accrued expenses:
    Payroll and related benefits                                                          5,632                      9,077
    Sales and property taxes                                                             16,310                     11,642
    Insurance                                                                             2,806                      2,292
    Interest                                                                              7,318                     12,639
    Utilities, franchise fees and other                                                   7,987                      6,747
                                                                                      ---------                  ---------
       Total current liabilities                                                         78,716                    104,645

  Long-term debt                                                                        781,129                    780,449
  Other obligations and deferred revenue                                                  3,010                      2,032
                                                                                      ---------                  ---------
       Total liabilities                                                                862,855                    887,126
                                                                                      ---------                  ---------

EQUITY:
  Contributed capital                                                                    96,436                     96,436
  Partners' and other deficits, net                                                     (67,193)                   (62,678)
                                                                                      ---------                  ---------
       Total equity                                                                      29,243                     33,758
                                                                                      ---------                  ---------

TOTAL LIABILITIES AND EQUITY                                                          $ 892,098                  $ 920,884
                                                                                      =========                  =========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                                 Three Months Ended                       Nine Months Ended
                                                          Sept. 28, 2001       Sept. 29, 2000     Sept. 28, 2001     Sept. 29, 2000
                                                         ---------------      ----------------   ---------------     ---------------
                                                           (Unaudited)          (Unaudited)        (Unaudited)        (Unaudited)
REVENUES:
 Rooms                                                         $ 64,419            $ 70,421           $ 206,581           $ 204,851
 Food and beverage                                               24,083              26,568              85,989              85,812
 Meeting room rental and other                                   11,753              11,534              39,944              36,482
                                                               --------            --------           ---------           ---------
      Total revenues                                            100,255             108,523             332,514             327,145

OPERATING EXPENSES:
 Direct operating costs and expenses:
      Rooms                                                      17,398              17,914              52,757              51,278
      Food and Beverage                                          21,257              22,742              71,210              71,340
      Other                                                         792               1,002               2,561               2,862

 General, administrative and sales expenses                      33,012              32,146             101,633              94,785

 Repairs and maintenance                                          4,630               4,183              13,586              12,600

 Depreciation and amortization                                   13,799              13,620              41,031              39,826
                                                               --------            --------           ---------           ---------

      Total operating costs                                      90,888              91,607             282,778             272,691
                                                               --------            --------           ---------           ---------

INCOME FROM OPERATIONS                                            9,367              16,916              49,736              54,454

OTHER INCOME (EXPENSE):
 Interest income                                                    474                 723               1,627               1,914
 Interest expense and amortization of deferred financing
  fees                                                          (18,079)            (19,338)            (55,355)            (57,437)
                                                               --------            --------           ---------           ---------

LOSS BEFORE EXTRAORDINARY ITEM                                   (8,238)             (1,699)             (3,992)             (1,069)
 Extraordinary item:  Cost of extinguishment of debt               (424)                  -                (474)                  -
                                                               --------            --------           ---------           ---------

NET LOSS                                                       $ (8,662)           $ (1,699)          $  (4,466)          $  (1,069)
                                                               ========            ========           =========           =========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)

                                                            CONTRIBUTED       PARTNERS' AND OTHER
                                                              CAPITAL           EQUITY (DEFICIT)
                                                             ----------     -------------------------
                                                               General        General      Limited
                                                               Partner        Partner      Partner          Total
                                                             ----------     ----------   ------------    -----------
BALANCE, December 29, 2000 (audited)                          $ 96,436       $ (86,193)   $  23,515       $  33,758
Distributions                                                        -            (120)           -            (120)
Issuance of General Partner's Common Stock
   to Directors                                                      -              71            -              71
Net Loss                                                             -          (1,071)      (3,395)         (4,466)
                                                             ----------     ------------ ------------    -----------
BALANCE, September 28, 2001 (unaudited)                       $ 96,436       $ (87,313)   $  20,120       $  29,243
                                                             ===========    ============ ============    ===========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                               Nine Months Ended
                                                                                    September 28, 2001  September 29, 2000
                                                                                    ------------------  ------------------
                                                                                        (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $ (4,466)          $ (1,069)

Adjustment to reconcile net income to cash provided
by operating activities
      Depreciation, amortization and loan cost amortization                                42,831             41,656
      Extraordinary item                                                                      474                  -

Changes in certain assets and liabilities
      Receivables                                                                             307               (465)
      Inventories                                                                             195                (43)
      Prepaid expenses and other                                                            1,875                339
      Accounts payable                                                                     (2,185)            (6,562)
      Accrued expenses                                                                     (2,344)            (5,367)
      Other obligations and deferred revenue                                                  978             (7,427)
                                                                                         --------           --------
            Net cash provided by operating activities                                      37,665             21,062
                                                                                         --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment, net                                            (20,043)           (35,321)
      Franchise fees and other                                                             (4,482)            (1,131)
      Purchase of marketable securities, net                                               (5,948)            (7,709)
                                                                                         --------           --------
            Net cash used in investing activities                                         (30,473)           (44,161)
                                                                                         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                            1,600             24,441
        Repayments of debt                                                                (22,320)           (14,895)
        Distributions                                                                        (120)              (120)
        (Purchase) sale of treasury stock                                                      71             (1,743)
                                                                                         --------           --------
            Net cash (used in) provided by financing activities                           (20,769)             7,683
                                                                                         --------           --------
            Decrease in cash and equivalents                                              (13,577)           (15,416)

CASH AND EQUIVALENTS, beginning of period                                                  45,554             49,727
                                                                                         --------           --------
CASH AND EQUIVALENTS, end of period                                                      $ 31,977           $ 34,311
                                                                                         ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                       $ 58,892           $ 64,602
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

In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to the General Partner, if applicable, with the remainder allocated to the limited partners. As of September 28, 2001, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Financial Accounting Standards Statement No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. This statement requires all business combinations in the scope of this statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Partnership does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

In June 2001, the FASB issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Partnership does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

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

Although the Partnership is not developing new hotels, Mr. John Q. Hammons has personally developed two projects that opened in 2000 and three projects that opened in 2001. The Marriott Courtyard in Springfield, Missouri, opened April 10, 2000, and the Embassy Suites Hotel in Lincoln, Nebraska, opened May 1, 2000. In 2001, Mr. Hammons opened a Renaissance Hotel in Richardson, Texas, on May 18, an Embassy Suites Hotel in Nashville, Tennessee (Franklin), on August 7, and a Marriott Residence Inn in Springfield, Missouri, on September 24. The Partnership manages all of these properties.

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

On August 28, 2001, the General Partner's Board of Directors reestablished its Finance Committee, consisting of Don Dempsey as Chairman, Dave Sullivan, Jacquie Dowdy and Dan Earley, to oversee the Partnership's finance, accounting and development activities. Specifically, the Board determined that the Finance Committee will review and make recommendations to the Board concerning all real property acquisitions of $1,000,000 or more, agreements with annual obligations of $250,000 or more, financings of $1,000,000 or more, any agreement or arrangements with Partnership insiders, sales or purchases of hotels or associated properties, the Partnership's annual budget and the refinancing of the Partnership's bonds and maturing bank debt. After Finance Committee review, all such corporate commitments, before they can be authorized, must be reviewed and approved by the Board. The resolutions establishing the Finance Committee and Board approval for corporate commitments are attached as Exhibit 99.1.

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended September 28, 2001 (the "2001 Quarter"), and September 29, 2000 (the "2000 Quarter").

The combined effects of the continued slowing of the domestic economy and the September 11, 2001 terrorist attacks on New York and Washington, D.C. have adversely affected the lodging industry as well as the Partnership's operations. As a result of these terrorist attacks, there has been a disruption in domestic and international travel. The Partnership's occupancy rates were off as much as
25.0 percentage points in certain weeks after the terrorist attacks, but have slowly been trending toward historical levels. These terrorist acts and related travel disruptions may continue to affect us, and may also adversely affect the already slowing economy, potentially impacting our future results of operations.

For the 2001 Quarter, the Partnership's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $23.2 million, a decrease of 23.9% compared to the 2000 Quarter EBITDA of $30.5 million. The Mature Hotels' EBITDA was $20.3 million in the 2001 Quarter, down 16.1% from $24.2 million in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 21.6% in the 2001 Quarter from 26.2% in the 2000 Quarter due primarily to softening demand in various markets compounded by the swift unforeseeable decline in RevPAR resulting from the events of September 11. The New Hotels' EBITDA for the 2001 Quarter was $0.7 million compared to $3.0 million in the 2000 Quarter. This decrease is due primarily to the shift of four hotels from New Hotels to the Mature Hotels category.

Total revenues for the 2001 Quarter were $100.3 million, a decrease of $8.2 million, or 7.6%, compared to the 2000 Quarter, primarily as a result of the slowing domestic economy and the events of September 11. The Partnership's Mature Hotels generated total revenues of $93.9 million in the 2001 Quarter, an increase of $1.5 million, or 1.6%, compared to the 2000 Quarter, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels provided $9.6 million of total revenue in the 2001 Quarter. The Partnership's New Hotels generated total revenues of $5.5 million during the 2001 Quarter compared to $15.3 million in the 2000 Quarter. There were two New Hotels in the 2001 Quarter compared to six New Hotels in the 2000 Quarter.

Rooms revenues decreased $6.0 million, or 8.5%, from the 2000 Quarter, and decreased as a percentage of total revenues, to 64.2% from 64.9%. The dollar decrease was primarily due to the economic and travel factors described above, that also affected total revenue. The Partnership's occupancy for the 2001 Quarter decreased 5.8 percentage points to 61.9% as compared to the 2000 Quarter. Occupancy for the hotel industry was 64.2%, down 8.0 percentage points from the 2000 Quarter. The decreased occupancy was partially offset by a marginal increase in the Partnership's average room rate to $98.32, compared to the 2000 Quarter average room rate of $98.30. In comparison, the average room rate for the hotel industry was $83.28 in the 2001 Quarter, up 3.4% from the 2000 Quarter. The Partnership's Revenue Per Available Room (RevPAR) was $60.85 in the 2001 Quarter, down 8.5% from

$66.52 in the 2000 Quarter. RevPAR for the hotel industry was $53.44, down 11.2% from the 2000 Quarter.

Food and beverage revenues decreased $2.5 million, or 9.4%, compared to the 2000 Quarter, and decreased as a percentage of total revenues, to 24.0% from 24.5% in the 2000 Quarter. The decrease was primarily attributable to a reduction in banquet functions. In particular, there were several large functions canceled following the terrorist attacks of September 11. Many of these canceled events have been rescheduled for the fourth quarter 2001 or the first quarter 2002.

Meeting room rental and other revenues increased $0.3 million, or 2.6%, from the 2000 Quarter, and increased as a percentage of revenues, to 11.8% from 10.6%.

Rooms operating expenses decreased $0.5 million, or 2.8%, compared to the 2000 Quarter, but increased as a percentage of rooms revenues to 27.0% from 25.4%. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues were 27.0% in the 2001 Quarter, compared to 25.3% in the 2000 Quarter. The dollar decrease was due primarily to softening demand in various markets compounded by the swift unforeseeable decline in RevPAR resulting from the events of September 11.

Food and beverage operating expenses decreased $1.4 million, or 6.2%, compared to the 2000 Quarter, but increased as a percentage of food and beverage revenues, to 88.4% from 85.3%. The dollar decrease was primarily attributable to decreased business, partially offset by increases in employee health insurance benefit costs compared to the 2000 Quarter.

Other operating expenses decreased by $0.2 million compared to the 2000 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 6.8% from 8.7%.

General, administrative and sales expenses increased $0.9 million, or 2.8%, over the 2000 Quarter, and increased as a percentage of revenues to 32.9% from 29.6%. The increase was primarily attributable to increases in utility costs over the 2000 Quarter and other fees associated with the investigation and evaluation of moisture related problems at certain of the Partnership's hotel properties, discussed below.

Repairs and maintenance expenses increased $0.4 million, or 9.5%, compared to the 2000 Quarter, and increased as a percentage of revenues, to 4.6% from 3.9% in the 2000 Quarter. The increase was related to the Partnership's implementation of a new preventive maintenance program, coupled with ongoing scheduled maintenance.

Depreciation and amortization expenses increased slightly by $0.2 million, or 1.5%, compared to the 2000 Quarter, and increased as a percentage of revenues to 13.8% from 12.5% in the 2000 Quarter.

Income from operations decreased $7.5 million, or 44.4%, compared to the 2000 Quarter, reflecting the reduced revenues, partially offset by decreased expenses, discussed above.

Other expense, net of other income decreased $1.0 million, or 5.4%, from the 2000 Quarter, as a direct result of the Partnership's debt reduction and related decline in interest expense.

Loss before extraordinary item was $8.2 million in the 2001 Quarter, compared to $1.7 million in the 2000 Quarter.

Results of Operations - Nine-Month Period

The following discussion addresses results of operations for the nine-month periods ended September 28, 2001 (the "2001 Nine Months"), and September 29, 2000 (the "2000 Nine Months").

For the 2001 Nine Months, the Partnership's total EBITDA was $90.7 million, a 3.8% decrease compared to the 2000 Nine Months EBITDA of $94.3 million. The Mature Hotels' EBITDA was $80.0 million in the 2001 Nine Months, up $4.0 million from the 2000 Nine Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 2000 and in Mature Hotels in 2001 provided $9.3 million of EBITDA in the 2001 Nine Months.

Total revenues increased to $332.5 million in the 2001 Nine Months from $327.1 million in the 2000 Nine Months, an increase of $5.4 million or 1.7%. The increase is primarily attributable to the continued growth of both New Hotels and Mature Hotels in the first half of 2001, partially offset by the dramatic impact of the weakening economy and the September 11 events described above in the third quarter of this year.

Rooms revenues increased to $206.6 million in the 2001 Nine Months from $204.9 million in the 2000 Nine Months, an increase of $1.7 million or 0.8% as a result of increases in average room rates, offset by the decline in occupancy in the third quarter of 2001. Rooms revenues as a percentage of total revenues decreased slightly, to 62.1%, compared to 62.6% in the 2000 Nine Months. The Partnership's average room rate increased to $101.16 in the 2001 Nine Months from $98.36 in the 2000 Nine Months, an increase of $2.80 or 2.8%. Occupancy decreased to 64.3% in the 2001 Nine Months from 66.0% in the 2000 Nine Months, a decrease of 1.7 percentage points.

Food and beverage revenues increased slightly, to $86.0 million in the 2001 Nine Months from $85.8 million in the 2000 Nine Months, an increase of $0.2 million or 0.2%, but decreased as a percentage of total revenues to 25.9% from 26.2% in the 2000 Nine Months.

Meeting room rental and other revenues increased to $39.9 million in the 2001 Nine Months from $36.5 million in the 2000 Nine Months, an increase of $3.4 million or 9.3%. Meeting room rental and other revenues also increased as a percentage of total revenues to 12.0% from 11.2% in the 2000 Nine Months. The majority of the increase was the result of full operation of meeting space at the New Hotels and fees from managed hotels opened in the last 18 months.

Rooms operating expenses increased to $52.8 million in the 2001 Nine Months from $51.3 million in the 2000 Nine Months, an increase of $1.5 million or 2.9%, and increased as a percentage of rooms revenue to 25.6% from 25.0% in the 2000 Nine Months. The increase was attributable to higher labor, employee health insurance benefits and travel agent commission costs, as a percentage of revenue.

Food and beverage operating expenses decreased slightly to $71.2 million in the 2001 Nine Months from $71.3 million in the 2000 Nine Months, a decrease of $0.1 million or 0.1%. These expenses also decreased slightly as a percentage of food and beverages revenues in the 2001 Nine Months to 82.8%, from 83.1% in the 2000 Nine Months.

Other operating expenses decreased to $2.6 million in the 2001 Nine Months, a 10.3% decrease, and declined as a percentage of meeting room rental and other income, to 6.5% in the 2001 Nine Months from 7.9% in the 2000 Nine Months.

General, administrative and sales expenses increased to $101.6 million in the 2001 Nine Months from $94.8 million in the 2000 Nine Months, an increase of $6.8 million or 7.2%, and increased as a percentage of total revenues to 30.6% from 29.0% in the 2000 Nine Months. The increase in these expenses was primarily the result of higher utility and guest frequency program costs over the 2000 Nine Months and other fees associated with the investigation and evaluation of moisture related problems at certain of the Partnership's hotel properties, discussed below.

Repairs and maintenance expenses increased to $13.6 million in the 2001 Nine Months from $12.6 million in the 2000 Nine Months, an increase of $1.0 million or 7.9%, and increased as a percentage of total revenues, to 4.1% from 3.9%. The increase was related to the Partnership's implementation of a new preventive maintenance program, coupled with ongoing scheduled maintenance.

Depreciation and amortization expenses increased to $41.0 million in the 2001 Nine Months from $39.8 million in the 2000 Nine Months, an increase of $1.2 million or 3.0%, and increased slightly as a percentage of total revenues to 12.3% from 12.2% in the 2000 Nine Months. The increase related to the hotels opened in 2000.

Income from operations was $49.7 million in the 2001 Nine Months compared to $54.5 million in the 2000 Nine Months, a decrease of $4.8 million or 8.8%. As a percentage of revenue, income from operations decreased to 14.9% in the 2001 Nine Months compared to 16.7% in the 2000 Nine Months. The decrease was due to decreased revenues in the third quarter of 2001.

Other expense, net of other income decreased to $53.7 million in the 2001 Nine Months from $55.5 million in the 2000 Nine Months, a decrease of $1.8 million or 3.2%. This decrease was a result of the Partnership's debt reduction and related decline in interest expense. As a percentage of total revenues, other expense, net, decreased to 16.2% from 17.0% in the 2000 Nine Months.

Loss before extraordinary item was $4.0 million in the 2001 Nine Months, compared to $1.1 million in the 2000 Nine Months.

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

At September 28, 2001, the Partnership had $32.0 million of cash and equivalents and $9.6 million of marketable securities, compared to $45.6 million and $3.6 million, respectively, at the end of 2000. These amounts are available for working capital requirements of the Partnership.

Net cash provided by operating activities was $37.7 million for the 2001 Nine Months compared to $21.1 million for the 2000 Nine Months. The increase was attributable to increased depreciation (a non-cash item), and to favorable changes in certain assets and liabilities.

At September 28, 2001, total debt was $816.0 million (excluding accrued interest of $7.3 million) compared with $836.7 million at the end of 2000 (excluding accrued interest of $7.3 million). The decrease is attributable to the Partnership's use of excess cash flow to pay down its long-term debt during 2001. The current portion of long-term debt at September 28, 2001 was $34.9 million, plus accrued interest of $7.3 million, compared to $56.3 million, plus accrued interest of $12.6 million, at the end of 2000. Of the current portion of long-term debt, approximately $23.0 million relates to the Omaha property which is expected to be refinanced prior to maturity in August 2002. The Partnership incurred net capital expenditures of approximately $20.0 million during the 2001 Nine Months and $35.3 million during the 2000 Nine Months. During the remainder of 2001, the Partnership expects capital expenditures to total approximately $2.1 million.

During fisca1 2000, the Partnership initiated claims against certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from moisture-related problems at certain of the Partnership's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Partnership. Through September 28, 2001, the Partnership has incurred $6.6 million of repair costs related to the underlying problems. Management and the Partnership's legal counsel are of the opinion that it is remote that the Partnership would be unsuccessful in realizing the claims pending for costs incurred resulting from these problems. Accordingly, pending cost reimbursements are included as a component of current assets in the accompanying balance sheets, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustments become known.

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

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

The following tables set forth, as of September 28, 2001, and December 29, 2000, unaudited selected financial information with respect to the seventeen hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 Notes (the "1995 Collateral Hotels") and the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Notes) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Partnership as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                        Trailing 12 Months Ended September 28, 2001
                                                        -------------------------------------------
                                                1994             1995            Management             Total
                                             Collateral       Collateral         Operations          Restricted
                                               Hotels           Hotels              Group               Group
                                            -------------    --------------     --------------       ------------
                                                       (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $153,132          $ 55,586           $ 11,550  (a)      $220,268
Operating Expenses:
  Direct operating costs and expenses             58,657            21,399                  -             80,056
  General, administrative, sales
    and management expenses (b)                   44,344            17,710              2,674  (c)        64,728
  Repairs and maintenance                          6,351             2,664                  -              9,015
  Depreciation and amortization                   14,049             5,556                656             20,261
                                                --------          --------           --------           --------
        Total operating expenses                 123,401            47,329              3,330            174,060
                                                --------          --------           --------           --------
Income from operations:                         $ 29,731          $  8,257           $  8,220           $ 46,208
                                                ========          ========           ========           ========

Operating Data:
  Occupancy                                         65.4%             61.9%
  Average daily room rate                       $  93.54          $  81.92
  RevPAR                                        $  61.18          $  50.71

                                                          Trailing 12 Months Ended December 29, 2000
                                                          ------------------------------------------
                                                1994              1995            Management             Total
                                             Collateral        Collateral         Operations           Restricted
                                               Hotels            Hotels             Group                Group
                                            -------------     -------------     ---------------       ------------
                                                        (Dollars in thousands, except operating data)
Statement of Operations Data:
Operating Revenues                              $155,959           $ 55,375           $ 10,912  (a)       $222,246
Operating Expenses:
   Direct operating costs and expenses            59,454             21,585                 --              81,039
   General, administrative, sales and
      management expenses (b)                     43,364             17,322                 65  (c)         60,751
   Repairs and maintenance                         6,144              2,525                 --               8,669
   Depreciation and amortization                  13,637              5,295                399              19,331
                                                --------           --------           --------            --------
        Total operating expenses                 122,599             46,727                464             169,790
                                                --------           --------           --------            --------
Income from operations:                         $ 33,360           $  8,648           $ 10,448            $ 52,456
                                                ========           ========           ========            ========

Operating Data:
  Occupancy                                         67.6%              63.8%
  Average daily room rate                       $  93.01           $  79.83
  RevPAR                                        $  62.87           $  50.93


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Partnership are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Partnership's long-term fixed and variable rate debt obligations as of September 28, 2001:

                             Expected Maturity Date
                                  (in millions)

                                                                                                                              Fair
                                                                                                         There-               Value
                                                   2001(d)     2002       2003      2004      2005       After     Total       (e)
Long-Term Debt                             (a)

 $300 Million 1st Mortgage Notes                   $   -     $    -      $   -     $ 295     $    -      $   -     $ 295      $ 268
    Average interest rate                  (b)       8.9%       8.9%       8.9%      8.9%                            8.9%

 $90 Million 1st Mortgage Notes                    $   -     $    -      $   -     $   -     $   79      $   -     $  79      $  73
    Average interest rate                  (b)       9.8%       9.8%       9.8%      9.8%       9.8%                 9.8%

 Other fixed-rate debt obligations                 $  32     $    9      $  54     $   8     $    8      $ 213     $ 324      $ 324
    Average interest rate                  (b)       8.6%       8.3%       8.3%      8.3%       8.3%       8.6%      8.5%

 Other variable-rate debt obligations              $   3     $    2      $  29     $  48     $    2      $  34     $ 118      $ 118
    Average interest rate                  (c)       5.9%       5.9%       5.9%      5.9%       5.9%       5.9%      5.9%

     (a)  Includes amounts reflected as long-term debt due within one year.

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of September 28, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

                  Not Applicable

     Item 5. Other Information

                  Not Applicable

     Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
         3.1      Bylaws of General Partner, as amended through August 28, 2001
         10.1     Employment Agreement with Lou Weckstein dated September 17,
                  2001
         99.1 Resolutions establishing Finance Committee and requiring the General Partner's Board of Director's approval for corporate commitments

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

                             JOHN Q. HAMMONS HOTELS, L.P.

                             By:  John Q. Hammons Hotels, Inc.
                                  its General Partner

                                  By:   /s/   John Q. Hammons
                                     -------------------------------------------
                                       John Q. Hammons, Chairman,
                                       Founder, and Chief Executive Officer

                                  By:   /s/   Paul E. Muellner
                                     -------------------------------------------
                                       Paul E. Muellner, Chief Financial Officer
                                       (Principal Financial Officer)

                             JOHN Q. HAMMONS HOTELS FINANCE CORPORATION


                             By:  /s/   John Q. Hammons
                                ------------------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer


                             By:  /s/   Paul E. Muellner
                                ------------------------------------------------
                                  Paul E. Muellner, Chief Financial Officer
                                  (Principal Financial Officer)

                             JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II


                             By:  /s/   John Q. Hammons
                                ------------------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer


                             By:  /s/   Paul E. Muellner
                                ------------------------------------------------
                                  Paul E. Muellner, Chief Financial Officer
                                  (Principal Financial Officer)


Dated: November 9, 2001

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Exhibit
-----------       -------

3.1               Bylaws of Registrant, as amended through August 28, 2001
10.1              Employment Agreement with Lou Weckstein dated September 17,
                  2001
99.1 Resolutions establishing Finance Committee and requiring Board approval for corporate commitments