Form 10-K405
period 2001-12-28
HAMMONS JOHN Q HOTELS LP
filed 2002-03-28
CIK 916536

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 28, 2001 OR

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

                                     PART I

Item 1.  Business.

     We use the term "Company" to mean John Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only. We use the term "General Partner" to mean John Q. Hammons Hotels, Inc., a Delaware corporation, or Hammons, Inc., a Missouri corporation, and the predecessor general partner of the Company. We use the term "Finance Corp." to mean John Q. Hammons Hotels Finance Corporation, a wholly owned subsidiary of the Company which has nominal assets and does not conduct any operations, and we use Finance Corp. II to mean John Q. Hammons Hotels Finance Corporation II. Finance Corp. and Finance Corp. II are co-obligors for the 1994 Notes and the 1995 Notes (as defined herein). We use the term "Registrants" to mean John Q. Hammons Hotels, L.P., Finance Corp. and Finance Corp. II.

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 47 hotels located in 20 states, containing 11,633 guest rooms or suites (the "Owned Hotels"). The Company also manages nine additional hotels located in five states, containing 2,078 guest rooms (the "Managed Hotels"). The Company's existing 56 Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, office park or other demand generator.

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. The Company individually designs each hotel and most contain an impressive multi-storied atrium, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The hotels' meeting facilities can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Of the JQH Hotels, the 17 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The 17 Holiday Inn Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations. In addition, the Company owns or manages other reputable brands throughout the country, including Marriott, Radisson and Sheraton.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri, by its senior executive team. Six regional vice presidents and one district director are responsible for supervising a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, significant cost savings are realized due to economies of scale.

     The Company conducts all of its business operation directly and through its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the General

Partner, representing 75.5% of the combined voting power of both classes of the General Partner Common Stock. The General Partner is the sole general partner of the Company through its ownership of all 5,076,279 general partner units (the "GP Units"), representing 24.04% of the total equity in the Company. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Company (the "LP Units"), representing 75.96% of the total equity in the Company. The Class A Common Stock of the General Partner represents approximately 23% of the total equity of the Company, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 77% of the total equity in the Company. Mr. Hammons is also the beneficial owner of 269,100 shares of Class A Common Stock.

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

     The Company announced on September 11, 1998, that it was ceasing new development activity, except for the hotels then under construction and currently has no hotels under construction.

     During 2000, the Company's Board of Directors authorized the Company to enter into a five-year management contract with Mr. Hammons whereby the General Partner would pay a maximum of 1 1/2% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale. As part of the management contract, the Company paid approximately $1,455,000 to Mr. Hammons in fiscal 2000, and approximately $487,000 in fiscal 2001. Amortization of these costs will commence upon the opening of the respective hotels.

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

     Central management utilizes information systems that track each JQH Hotel's daily occupancy, average room rate, rooms revenues and food and beverage revenues. By having the latest information available at all times, management is better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each JQH Hotel.

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 56 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

     Holiday Inn. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Holiday Inn's service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to room rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 15th year.

     Embassy Suites. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Embassy Suites' service mark and computerized reservation network. The franchisor maintains the exclusive right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 18th year.

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

Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under blanket policies. Insurance expenses for the JQH Hotels were approximately $7.3 million, $3.6 million and $1.1 million in 2001, 2000 and 1999, respectively. In the three years ended December 31, 1999, the Company experienced favorable trends in insurance expenses, due to lower rates and better claims experiences, and because it was able to engage in favorable buyouts of several earlier self-insured years. In 2000 and 2001, the

Company's insurance expense increased as the result of the now fully-insured nature of most of the Company's insurance programs and the minimal number of policy years remaining that could be bought out. The Company believes that the JQH Hotels are adequately covered by insurance.

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

     Moisture Related Issues. During fiscal 2000, the General Partner initiated claims against certain of its construction service providers, as well as with its insurance carrier. These claims resulted from costs the Company incurred and expected to incur in order to address moisture related problems caused by water intrusion through defective windows at nine of the Company's hotel properties. In December 2001, the General Partner initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified the General Partner that a portion of its claims had been denied. As of December 28, 2001, the Company had incurred approximately $8.4 million of an estimated $12.0 million of costs to correct the underlying moisture problem. The General Partner and its legal counsel will continue to vigorously pursue collection of these costs; however, in the fourth quarter the Company recorded additional depreciation expense of approximately $6.1 million to bring the total charge for the year to $7.6 million (which is the total estimated impact) to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income.

Employees

     The Company employs approximately 7,000 full time employees, approximately 300 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

     The following is a biographical summary of the experience of the executive officers and other key officers of the General Partner.

     John Q. Hammons is the Chairman, Chief Executive Officer, a Director and founder of the General Partner, and a founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 88 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

     Lou Weckstein is President of the General Partner. Prior to joining the General Partner in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

     Paul E. Muellner is Chief Financial Officer of the General Partner. Prior to joining the General Partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

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

     Jacqueline A. Dowdy has been the Secretary and a director of the General Partner since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several affiliates of the General Partner.

     L. Scott Tarwater is Vice President, Sales and Marketing, of the General Partner. He joined the General Partner in September 2000 from Windsor Capital Group, Inc. in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

     John D. Fulton is Vice President, Interior Design, of the General Partner. He joined the General Partner in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

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

     William T. George, Jr., is Vice President, Capital Planning and Asset Management, of the General Partner. He joined the General Partner in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

Forward-Looking Statements

     In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These include statements that are predictive in nature, or which depend upon or refer to future events or conditions. These statements often include words such as "believe," "anticipate," "estimate," "expect" or similar expressions. These statements are based on our current expectations and beliefs about future events, and are subject to risks and uncertainties about the Company, our economy and the industry, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.

     Actual events and results may differ materially from those expressed, due to a number of factors. Those factors include competition; general economic conditions; unexpected events, such as the September 11th terrorist attacks; our ability to repay or refinance our debt; and other factors.

Item 2.  Properties.

     The Company leases its headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2001, the Company made aggregate annual lease payments of approximately $247,000 to such Missouri company. The Company leases from John Q. Hammons the real estate on which three of the Company's hotels are located. These leases are more fully described in
Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 35 of the Owned Hotels are located, while nine of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

     The JQH Hotels are located in 22 states and contain a total of 13,711 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

     The Company believes that the presence of adjacent convention centers provides incremental revenues for its hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of these JQH Hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. The Company chooses not to lease out the restaurant business to third-party caterers or vendors since it considers the restaurant business an important component of securing convention business. All of the restaurants in the JQH Hotels are owned and managed by the Company specifically to maintain direct quality control over a vital aspect of the convention and hotel business. The Company also derives significant revenue and operating profit from food and beverage sales due to its ownership and management of all of the restaurants in the JQH Hotels. The Company believes that its food and beverage sales are more profitable than its competitors due to the amount of catering business provided to convention and other meetings at the Owned Hotels.

         The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of approximately $20.0 million in the last four years on the Owned Hotels. During 2002, the Company expects to spend approximately $23.6 million on refurbishment of the Owned Hotels.

Owned Hotels

         The Owned Hotels consist of 47 hotels, which are located in 20 states and contain a total of 11,633 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                       Number of
                                                       ---------
Location                    Franchise/Name             Rooms/Suites    Description                           Opening Date
--------                    --------------             ------------    -----------                           ------------
Montgomery, AL              Embassy Suites             237             Atrium;                               8/95
                                                                       Meeting         15,000 sq. ft.  (c)
                                                                       Space:
Tucson, AZ                  Holiday Inn                299             Atrium;                               11/81
                                                                       Meeting         14,000 sq. ft.
                                                                       Space:
Tucson, AZ                  Marriott                   250             Atrium;                               12/96
                                                                       Meeting         11,500 sq. ft.
                                                                       Space:
Little Rock, AR             Embassy Suites             251             Atrium;                               8/97
                                                                       Meeting         14,000 sq. ft.
                                                                       Space:
Springdale, AR              Holiday Inn                206             Atrium;                               7/89
                                                                       Meeting         18,000 sq. ft.
                                                                       Space:
                                                                       Convention      29,280 sq. ft.
                                                                       Center:
Springdale, AR              Hampton Inn & Suites       102             Meeting            400 sq. ft.        10/95
                                                                       Space:
Bakersfield, CA             Holiday Inn Select         259             Meeting          9,735 sq. ft.  (c)   6/95
                                                                       Space:
Monterey, CA                Embassy Suites             225             Atrium;
                                                                       Meeting         13,700 sq. ft.        11/95
                                                                       Space:
Sacramento, CA              Holiday Inn                364             Meeting          9,000 sq. ft.        8/79
                                                                       Space:
San Francisco, CA           Holiday Inn                279             Meeting          9,000 sq. ft.        6/72
                                                                       Space:
Denver, CO(a)               Holiday Inn                256             Atrium;                               10/82
                            (International Airport)                    Trade Center:   66,000 sq. ft.  (b)
Denver, CO                  Holiday Inn (Northglenn)   236             Meeting         20,000 sq. ft.        12/80
                                                                       Space:
Fort Collins, CO            Holiday Inn                259             Atrium;                               8/85
                                                                       Meeting         12,000 sq. ft.
                                                                       Space:
Coral Springs, FL           Radisson Plaza             224             Atrium;          5,326 sq. ft.        5/99
                                                                       Convention      12,800 sq. ft.
                                                                       Center:
St. Augustine, FL           Renaissance                300             Atrium;                               5/98


                                                                       Convention      40,000 sq. ft.
                                                                       Center:
Tampa, FL                   Embassy Suites             247             Atrium;                               1/98
                                                                       Meeting         18,000 sq. ft.
                                                                       Space:
Cedar Rapids, IA            Collins Plaza              221             Atrium;                               9/88
                                                                       Meeting         11,250 sq. ft.
                                                                       Space:
Davenport, IA               Radisson                   221             Atrium;                              10/95
                                                                       Meeting          7,800 sq. ft.  (c)
                                                                       Space:
Des Moines, IA              Embassy Suites             234             Atrium;                               9/90
                                                                       Meeting         13,000 sq. ft.
                                                                       Space:
Des Moines, IA              Holiday Inn                288             Atrium;                               1/87
                                                                       Meeting         15,000 sq. ft.
                                                                       Space:
Topeka, KS                  Capitol Plaza              224             Atrium;                               8/98
                                                                       Convention      26,000 sq. ft.
                                                                       Center:
Bowling Green, KY           University Plaza           218             Atrium;
                                                                       Meeting          4,000 sq. ft.  (c)   8/95
                                                                       Space:
Branson, MO                 Chateau on the Lake        301             Atrium;                               5/97
                                                                       Meeting         40,000 sq. ft.
                                                                       Space:
Jefferson City, MO          Capitol Plaza              255             Atrium;                               9/87
                                                                       Meeting         14,600 sq. ft.
                                                                       Space:
Joplin, MO                  Holiday Inn                262             Atrium;                               6/79
                                                                       Meeting          8,000 sq. ft.
                                                                       Space:
                                                                       Trade Center:   32,000 sq. ft.  (b)
Kansas City, MO(a)          Embassy Suites             236             Atrium;                               4/89
                                                                       Meeting         12,000 sq. ft.
                                                                       Space:
Kansas City, MO             Homewood Suites            117             Extended Stay                         5/97
Springfield, MO             Holiday Inn                188             Atrium;                               9/87
                                                                       Meeting          3,020 sq. ft.
                                                                       Space:
Omaha, NE                   Embassy Suites             249             Atrium;                               1/97
                                                                       Meeting         13,000 sq. ft.
                                                                       Space:
Reno, NV                    Holiday Inn                283             Meeting          8,700 sq. ft.        2/74
                                                                       Space:
Albuquerque, NM             Crowne Plaza               311             Atrium;                               12/86
                                                                       Meeting         12,300 sq. ft.
                                                                       Space:
Charlotte, NC               Renaissance Suites         275             Atrium;                               12/99
                                                                       Meeting         17,400 sq. ft.
                                                                       Space:
Greensboro, NC(a)           Embassy Suites             219             Atrium;                               1/89
                                                                       Meeting         10,250 sq. ft.
                                                                       Space:
Greensboro, NC(a)           Homewood Suites            104             Extended Stay                         8/96
Raleigh-Durham, NC          Embassy Suites             273             Atrium;                               9/97
                                                                       Meeting         20,000 sq. ft.
                                                                       Space:
Oklahoma City, OK           Renaissance                311             Atrium;                               1/00
                                                                       Meeting         10,150 sq. ft.  (c)
                                                                       Space:
Portland, OR(a)             Holiday Inn                286             Atrium;                               4/79

                                                               Trade Center:   37,000 sq. ft.  (b)
Portland, OR(a)             Embassy Suites          251        Atrium;                               9/98
                                                               Meeting         11,000 sq. ft.
                                                               Space:
Columbia, SC                Embassy Suites          214        Atrium;                               3/88
                                                               Meeting         13,000 sq. ft.
                                                               Space:
Greenville, SC              Embassy Suites          268        Atrium;                               4/93
                                                               Meeting         20,000 sq. ft.
                                                               Space:
North Charleston, SC        Embassy Suites          255        Atrium;                               2/00
                                                               Meeting          3,000 sq. ft.  (c)
                                                               Space:
Beaumont, TX                Holiday Inn             253        Atrium;                               3/84
                                                               Meeting         12,000 sq. ft.
                                                               Space:
Dallas/Ft. Worth Airport,   Embassy Suites          329        Atrium;                               8/99
TX (a)                                                         Meeting         18,900 sq. ft.
                                                               Space:
Houston, TX(a)              Radisson                288        Atrium;                               12/85
                                                               Meeting         14,300 sq. ft.
                                                               Space:
Mesquite, TX                Hampton Inn Suites      160        Meeting         21,200 sq. ft.        4/99
                                                               Space:
                                                               Convention      35,100 sq. ft.  (c)
                                                               Center:
Charleston, WV              Embassy Suites          253        Atrium;                               12/97
                                                               Meeting         14,600 sq. ft.
                                                               Space:
Madison, WI                 Marriott                292        Atrium;                               10/85
                                                               Meeting         15,000 sq. ft.  (b)
                                                               Space:
                                                               Convention      50,000 sq. ft.
                                                               Center:

_________________________

(a)      Airport location
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.
(c)      Large civic center is located adjacent to hotel.

Managed Hotels

         The Managed Hotels consist of nine hotels, three Holiday Inns, one Sheraton, two Embassy Suites, one Marriott Courtyard, one Marriott Residence Inn and one Renaissance, located in five states (Missouri, Nebraska, South Dakota, Tennessee and Texas), and contain a total of 2,078 guest rooms. Mr. Hammons directly owns eight of these nine hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the General Partner, and Lonnie A. Funk, a former officer of the General Partner, each own a 25% interest in this entity. There is a convention and trade center adjacent to four of the Managed Hotels.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         Not Applicable

Item 6.  Selected Financial Data.

         The selected consolidated financial information of the Company for the 2001, 2000, 1999, 1998 and 1997 Fiscal Years has been derived from and should be read in conjunction with the audited consolidated financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7. The Company's fiscal year ends on the Friday nearest December 31.

Selected Consolidated Financial Information
-------------------------------------------
(in thousands, except per share amounts, ratios and hotel data)


                                                                                     FISCAL YEAR ENDED
                                                              2001           2000           1999           1998           1997
REVENUES:
    Rooms (a)                                              $ 266,353       $267,596       $229,807        $211,989      $195,296
    Food and beverage                                        118,042        119,865        101,231          91,982        86,183
    Meeting room rental and other (b)                         52,263         49,113         40,646          35,003        31,795
                                                           ---------       --------       --------        --------      --------
      Total revenues                                         436,658        436,574        371,684         338,974       313,274
                                                           ---------       --------       --------        --------      --------

OPERATING EXPENSES:
    Direct operating costs and expenses (c)
      Rooms                                                   68,061         68,224         59,507          54,600        50,265
      Food and beverage                                       94,690         98,398         84,035          77,018        73,383
      Other                                                    3,288          3,716          3,667           3,389         3,385
    General, administrative, sales and
    management service expenses (d,e)                        131,522        124,393        104,876          95,500        85,766
    Repairs and maintenance                                   17,847         17,065         15,059          13,438        12,578
    Depreciation and amortization                             62,174         53,367         45,669          45,580        34,781
                                                           ---------       --------       --------        --------      --------
      Total operating expenses                               377,582        365,163        312,813         289,525       260,158
                                                           ---------       --------       --------        --------      --------

INCOME FROM OPERATIONS                                        59,076         71,411         58,871          49,449        53,116

OTHER (INCOME) EXPENSE:
    Interest expense and amortization of
      deferred financing fees, net                            70,975         73,833         62,209          57,286        44,325
    Gain property disposition (f)                                 --             --         (2,365)         (8,175)           --
                                                           ---------       --------       --------        --------      --------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE(g)(h)                                 $ (11,899)      $ (2,422)      $   (973)       $    338      $  8,791
                                                           =========       ========       ========        ========      ========

BALANCE SHEET DATA
            Total Assets                                   $ 881,724       $920,884       $934,312        $876,486      $816,733
            Total Debt, including current portion          $ 813,007        836,707        828,843         759,716       695,791


(a)  Includes revenues derived from rooms.
(b) Includes meeting room rental, management fees for providing management services to the Managed Hotels and other.
(c) Includes expenses incurred in connection with rooms, food and beverage and telephones.
(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.
(e) Includes expenses incurred providing management services to the Managed Hotels.
(f) Gain on sales includes six hotels sold February 6, 1998 and one hotel sold December 31, 1998 and one hotel sold June 16, 1999.
(g) The 1998, 1999 and 2001 fiscal years do not include a $2.2 million, $0.2 million and $0.5 million, respectively, extraordinary charge related to early extinguishment of debt.
(h) The Company adopted a new accounting pronouncement in 1999 which requires cost of start up activities, including pre-opening expenses, to be expensed as incurred. The 1999 Fiscal Year does not include a $1.8 million charge related to the change in accounting.

Supplemental Financial Information Relating to the 1994 and 1995 Collateral
Hotels

         The following tables set forth, as of December 28, 2001, unaudited selected financial information with respect to the 17 hotels collateralizing the 1994 Notes (the "1994 Collateral Hotels") and the eight hotels collateralizing the 1995 notes (the "1995 Collateral Hotels") of the Company, excluding Unrestricted Subsidiaries (as defined in the indentures relating to the 1994 Notes and the 1995 Indentures) (the "Restricted Group"). Under the heading "Management Operations," information with respect to revenues and expenses generated by the Company as manager of the 1994 Collateral Hotels, the 1995 Collateral Hotels, the other Owned Hotels owned by John Q. Hammons Hotels Two, L.P. ("L.P. Two"), and the Managed Hotels is provided.

                                                                  12 Months Ended December 28, 2001
                                                                  ---------------------------------
                                                -------------------------------------------------------------
                                                   1994            1995        Management         Total
                                                 Collateral     Collateral     Operations      Restricted
                                                   Hotels         Hotels         Groups           Group
                                                -------------------------------------------------------------
                                                         (Dollars in Thousands, except operating data)
STATEMENT OF OPERATIONS DATA:
Operating Revenues                              $149,995          $54,568        $11,611  (a)   $216,174

OPERATING EXPENSES:
   Direct Operating Costs and
       Expenses                                   57,237           20,637              -          77,874
   General, Administrative, Sales and
    Management Expenses (b)                       45,037           17,961          1,755  (c)     64,753
   Repairs and Maintenance                         6,212            2,601              -           8,813
   Depreciation and Amortization                  18,744            6,794            719          26,257
                                                --------          -------        -------        --------
TOTAL OPERATING EXPENSES
                                                 127,230           47,993          2,474         177,697
                                                --------          -------        -------        --------
INCOME FROM OPERATIONS                          $ 22,765          $ 6,575        $ 9,137        $ 38,477
                                                ========          =======        =======        ========

Operating Data:
Occupancy                                           64.8%            61.6%
Average Daily Room Rate                         $  92.60          $ 81.06
RevPar                                          $  60.00          $ 49.93

                                                                 12 Months Ended December 29, 2000
                                                                 ---------------------------------
                                              -------------------------------------------------------------------
                                                 1994               1995           Management            Total
                                               Collateral         Collateral       Operations         Restricted
                                                Hotels             Hotels           Groups              Group
                                              -------------------------------------------------------------------
                                                           (Dollars in Thousands, except operating data)
STATEMENT OF OPERATIONS
DATA:
Operating Revenues                               $155,959       $ 55,375          $ 10,912  (a)         $222,246

OPERATING EXPENSES:
   Direct Operating Costs and
         Expenses                                  59,454         21,585                 -                81,039
   General, Administrative, Sales and
   Management Expenses (b)                         43,364         17,322                65  (c)           60,751
   Repairs and Maintenance                          6,144          2,525                 -                 8,669
   Depreciation and Amortization                   13,637          5,295               399                19,331
                                              ------------  -------------        ----------            ----------

TOTAL OPERATING
EXPENSES                                          122,599         46,727               464               169,790
                                              -----------   ------------         ---------              --------
INCOME FROM OPERATIONS                           $ 33,360       $  8,648          $ 10,448              $ 52,456
                                              ============  =============        ==========            ==========

Operating Data:
Occupancy                                            67.6%          63.8%
Average Daily Room Rate                          $  93.01       $  79.83
RevPar                                           $  62.87       $  50.93

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

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

         The following discussion and analysis primarily addresses results of operations of the Company for the fiscal years ended December 28, 2001 ("2001"), December 29, 2000 ("2000") and December 31, 1999 ("1999"). The following discussion should be read in conjunction with the selected consolidated financial information of the Company and the consolidated financial statements of the Company included elsewhere herein.

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

          From 1997 through 2001, the Company's total revenues grew at an annual compounded growth rate of 8.7%, from $313.3 million to $436.7 million. Occupancy for the Owned Hotels during that period remained constant at 62.9%. However, the Owned Hotels' average daily room rate (ADR) increased by 21.5% from $82.38 to $100.07 during that period. Room revenue per available room (RevPAR) increased by 21.3% from $51.84 to $62.90.

          In general, hotels opened during the period from 1997 to 2001 increased overall average room rate, while occupancy remained relatively constant. The Company tracks the performance of the Owned Hotels in two groups. One group of hotels are those opened by the Company during the current and prior fiscal years (the "New Hotels"). During 2001, the New Hotels included two hotels opened in 2000. The remainder of the Owned Hotels, excluding the New Hotels, are defined as Mature Hotels. In 2001, the Mature Hotels included 45 hotels opened prior to 2000. New hotels typically generate positive cash flow from operations before debt service in the first year, generate cash sufficient to service mortgage debt in the second year and create positive cash flow after debt service in the third year.

                                                               FISCAL YEAR ENDED
                                             2001        2000          1999          1998         1997
OWNED HOTELS
   Average occupancy                          62.9%        64.4%         62.9%         62.1%        62.9%
   Average daily room rate (ADR)        $   100.07   $    98.56    $    94.87    $    91.38   $    82.38
   Room revenue per available room
      (RevPAR)                          $    62.90   $    63.50    $    59.64    $    56.79   $    51.84
   Available rooms (a)                   4,234,594    4,213,947     3,853,403     3,733,166    3,767,387
   Number of hotels                             47           47            45            42           45

MATURE HOTELS
   Average occupancy                          62.7%        65.1%         64.7%         64.1%        63.8%
   Average daily room rate (ADR)        $    99.50   $    96.90    $    93.60    $    86.50   $    79.80
   Room revenue per available room
      (RevPAR)                          $    62.36   $    63.09    $    60.57    $    55.41   $    50.90
   Available rooms (a)                   4,028,570    3,669,239     3,332,718     3,012,845    3,388,896
   Number of hotels                             45           41            37            32           37

NEW HOTELS
   Average occupancy                          66.4%        59.9%         51.0%         54.1%        55.3%
   Average daily room rate (ADR)        $   110.55   $   110.68    $   105.25    $   115.55   $   108.97
   Room revenue per available room
      (RevPAR)                          $    73.37   $    66.29    $    53.70    $    62.54   $    60.21
   Available rooms (a)                     206,024      544,708       520,685       720,321      378,491
   Number of hotels                              2            6             8            10            8

PERCENTAGES OF TOTAL REVENUES

   Rooms                                 61.0%   61.3%   61.8%   62.6%   62.3%
   Food and beverage                     27.0%   27.5%   27.3%   27.1%   27.5%
   Meeting room rental and other         12.0%   11.2%   10.9%   10.3%   10.2%
                                        -----   -----   -----   -----   -----
      Total revenues                    100.0%  100.0%  100.0%  100.0%  100.0%
                                        -----   -----   -----   -----   -----

OPERATING EXPENSES
  Direct operating costs and expenses
      Rooms                              15.6%   15.6%   16.0%   16.1%   16.0%
      Food and beverage                  21.7%   22.5%   22.6%   22.7%   23.4%
      Other                               0.8%    0.9%    1.0%    1.0%    1.1%
  General, administrative, sales and
      Management service expenses        30.1%   28.5%   28.2%   28.2%   27.4%
  Repairs and maintenance                 4.1%    3.9%    4.1%    4.0%    4.0%
  Depreciation and amortization          14.2%   12.2%   12.3%   13.4%   11.1%
                                        -----   -----   -----   -----   -----
      Total operating expenses           86.5%   83.6%   84.2%   85.4%   83.0%
                                        -----   -----   -----   -----   -----
  Income from operations                 13.5%   16.4%   15.8%   14.6%   17.0%
                                        =====   =====   =====   =====   =====


(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of New Hotels, the number of days the hotel was opened during the period reported. Fiscal years above each contained 52 weeks, or 364 days.

2001 FISCAL YEAR COMPARED TO 2000 FISCAL YEAR

Total revenues increased slightly to $436.7 million in 2001 from $436.6 million in 2000. Of total revenues, 61.0% were revenues from rooms, compared to 61.3% in 2000. Revenues from food and beverage represented 27.0% of total revenues in 2001, compared to 27.5% in 2000, and revenues from meeting room rental and other represented 12.0% of total revenues in 2001 and 11.2% in 2000.

Rooms revenues decreased slightly to $266.4 million in 2001 from $267.6 million in 2000, a decrease of $1.2 million, or 0.4% as a result of the softer economy in late 2001 and the decreased travel related to the September 11, 2001 terrorist attacks. Average daily room rates (ADR) of Mature Hotels increased to $99.50 in 2001 from $96.90 in 2000. Occupancy in the Mature Hotels decreased 2.4 percentage points to 62.7% in 2001, compared to 65.1% in 2000. The Mature Hotels' room revenue per available room (RevPAR) decreased to $62.36 in 2001 from $63.09 in 2000, a decrease of $0.73, or 1.2%. In 2001, the New Hotels included two hotels, which generated RevPAR of $73.37, up 10.7% from the 2000 RevPAR of $66.29, when six New Hotels were open. In general, management believes the New Hotels are more insulated from the effects of new hotel supply than are the Mature Hotels, since the New Hotels utilize franchise brands that are considered to be more upscale in nature, and the New Hotels have higher-quality guest rooms and public spaces.

Food and beverage revenues decreased to $118.0 million in 2001 from $119.9 million in 2000, a decrease of $1.9 million, or 1.6%. This decrease was primarily related to the lower occupancy.

Meeting room rental and other revenues increased to $52.3 million in 2001 from $49.1 million in 2000, an increase of $3.2 million, or 6.5%. This increase was primarily due to the movement of business conventions to secondary markets and increased management fees from recently opened managed hotels.

Direct operating costs and expenses for rooms decreased to $68.1 million in 2001 from $68.2 million in 2000, a decrease of $0.1 million, or 0.1%. As a percentage of rooms revenues, these expenses increased slightly to 25.6% in 2001 from 25.5% in 2000. The dollar decrease related to variable costs that decline as rooms revenues decrease.

Direct operating costs and expenses for food and beverage decreased to $94.7 million in 2001 from $98.4 million in 2000, a decrease of $3.7 million, or 3.8%, and decreased as a percentage of food and beverage revenues to 80.3% from 82.1% in 2000. The dollar decrease was due to decreased costs associated with the lower volume of sales and the decrease as a percentage of food and beverage revenues was related to improved inventory and labor controls.

Direct operating costs and expenses for other were $3.3 million in 2001 and $3.7 million in 2000, a 10.8% decrease. As a percentage of meeting room rental and other revenues, these expenses were 6.3% in 2001 and 7.5% in 2000. The decrease resulted from lower telephone expenses during 2001.

General, administrative, sales and management service expenses increased to $131.5 million in 2001 from $124.4 million in 2000, an increase of $7.1 million, or 5.7%, and increased as a percentage of total revenues to 30.1% in 2001 from 28.5% in 2000. The increases in these expenses were primarily attributable to higher utility and guest frequency program costs during 2001 and other fees associated with the moisture related problems, as discussed in Liquidity and Capital Resources.

Repairs and maintenance expenses increased to $17.8 million in 2001 from $17.1 million in 2000, an increase of $0.7 million, or 4.1%, and increased slightly as a percentage of revenues to 4.1% in 2001 from 3.9% in 2000.

Depreciation and amortization increased by $8.8 million, or 16.5%, to $62.2 million in 2001 from $53.4 million in 2000. As a percentage of total revenues, these expenses increased to 14.2% in 2001 from 12.2% in 2000. The increase was a direct result of the additional charge to depreciation expense resulting from the moisture related issues, as discussed in Liquidity and Capital Resources.

Income from operations decreased to $59.1 million in 2001 from $71.4 million in 2000, a decrease of $12.3 million, or 17.2%. As a percentage of total revenues, income from operations was 13.5% in 2001, compared to 16.4% in 2000. The change related primarily to decreased revenues due to a softer economy in 2001 and the additional depreciation expense, as discussed above.

Interest expense and amortization of deferred financing fees decreased to $71.0 million in 2001 from $73.8 million in 2000, a decrease of $2.8 million, or 3.8%. The decrease was attributable to the Company's use of excess cash to reduce debt by approximately $23.7 million during the fiscal year.

Loss before extraordinary item and cumulative effect of change in accounting principle was $11.9 million in 2001 compared to $2.4 million in 2000, an increase of $9.5 million.

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

Rooms revenues increased to $267.6 million in 2000 from $229.8 million in 1999, an increase of $37.8 million, or 16.4% as a result of a full year of operation for the four hotels opened in 1999 and an increase in both the average daily room rate and occupancy of the Mature Hotels. Average daily room rates (ADR) of Mature Hotels increased to $96.90 in 2000 from $93.60 in 1999. The occupancy in the Mature Hotels increased 0.4 percentage points to 65.1% in 2000, compared to 64.7% in 1999. The Mature Hotels' room revenue per available room (RevPAR) improved to $63.09 in 2000 from $60.57 in 1999, an increase of $2.52 or 4.2%. In 2000, the New Hotels included six hotels, which generated a revenue per available room (RevPAR) of $66.29, up 23.4% from the 1999 revenue per available room (RevPAR) of $53.70, when eight New Hotels were opened.

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

Direct operating costs and expenses for food and beverage increased to $98.4 million in 2000 from $84.0 million in 1999, an increase of $14.4 million, or 17.1%, but decreased as a percentage of food and beverage revenues to 82.1% in 2000 from 83.0% in 1999. The dollar increase was due to costs associated with the higher volume of sales associated with the New Hotels.

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

Depreciation and amortization increased by $7.7 million, or 16.8%, to $53.4 million in 2000 from $45.7 million in 1999. As a percentage of total revenues, these expenses decreased slightly to 12.2% in 2000, compared to 12.3% in 1999. The dollar increase was a direct result of the increased level of capital expenditures for the New Hotels.

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

     At December 28, 2001, the Company had $33.2 million of cash and equivalents and also had $11.0 million of marketable securities, compared to $45.6 million in cash and cash equivalents and $3.6 million of marketable securities at the end of 2000. Such amounts are available for working capital requirements of the Company.

     Net cash provided by operating activities increased to $51.1 million at the end of 2001 from $36.4 million at the end of 2000, an increase of $14.7 million, or 40.4%, primarily as the result of a reduction of construction expenditures of approximately $12.1 million in 2001 from 2000 and an increase in depreciation expense of $8.8 million. These variances are partially offset by the increase in losses in 2001.

     The Company incurred net capital expenditures of $32.1 million (approximately $8.4 million of which was related to correcting the moisture related issues discussed below) and $43.5 million, respectively, for 2001 and 2000. Capital expenditures typically include capital improvements on existing hotel properties and expenditures for development of new hotels. Capital expenditures of $32.1 million during 2001 were for existing hotels, compared to $21.5 million for new hotel development and $22.0 million for existing hotels in 2000. During 2002, the Company expects capital expenditures to approximate $23.6 million.

     During fiscal 2000, the General Partner initiated claims against certain of its construction service providers, as well as with its insurance carrier. These claims resulted from costs the Company incurred and expected to incur in order to address moisture related problems caused by water intrusion through defective windows at nine of the Company's hotel properties. In December 2001, the General Partner initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified the General Partner that a portion of its claims had been denied. As of December 28, 2001, the General Partner had incurred approximately $8.4 million of an estimated $12.0 million of costs to correct the underlying moisture problem. The General Partner and its legal counsel will continue to vigorously pursue collection of these costs; however, in the fourth quarter the Company recorded additional depreciation expense of approximately $6.1 million to bring the total charge for the year to $7.6 million (which is the total estimated impact) to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income.

     At the end of 2001, total debt was $813.0 million compared with $836.7 million in 2000. The decrease is attributable to the Company's debt reduction program in 2001. The current portion of long-term debt was $38.9 million at the end of 2001, compared with $56.3 million at the end of 2000. Of the 2001 current portion of long-term debt, $23.0 million is attributable to the Omaha Embassy Suites property, which is expected to be refinanced prior to its maturity in August 2002. Options are being explored for the refinancing of the two outstanding First Mortgage Notes, due in 2004 and 2005.

     The Company expects 2002 capital requirements to be funded by cash, cash flow from operations and refinancing of certain existing hotels. Based upon current plans, the Company anticipates that its capital resources will be adequate to satisfy its 2002 capital requirements for normal recurring capital improvement projects. The Company remains cautiously optimistic about its performance in the first and second quarters of 2002. January RevPAR in 2002 was down 7.0% compared to January 2001, yet EBITDA from hotels increased 8.5% over the same period. First quarter revenues and EBITDA are expected to be comparable to 2001, and potentially improve as economic recovery continues. The Company is expected to produce cash as it has historically, which will be used to fund capital expenditures, reduce debt and further deleverage the Company in 2002.

     The Company did not distribute or accrue any amounts in 2001 or 2000 to its partners for income taxes. Distributions by the Company must be made in accordance with the provisions of the Indentures.

     We discuss recent accounting pronouncements and their potential effects on the Company in Note 2(s) and we discuss financial transactions with related parties in Note 3 of the Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of December 28, 2001:

                             Expected Maturity Date
                                  (in millions)

                                            2002      2003     2004       2005      2006   Thereafter    Total     Fair Value (d)
Long-Term Debt(a)
    $300 Million First Mortgage Notes     $    --   $   --    $  295     $  --     $   --    $   --      $  295       $ 295
    Average interest rate (b)                 8.9%     8.9%      8.9%                                       8.9%
    $90 Million First Mortgage Notes      $    --   $   --    $   --     $  79     $   --    $   --      $   79       $  81
    Average interest rate(b)                  9.8%     9.8%      9.8%      9.8%                             9.8%
    Other fixed-rate debt obligations     $    36   $   55    $    7     $   8     $    8    $  209      $  323       $ 323
    Average interest rate(b)                  8.6%     8.3%      8.3%      8.3%       8.3%      8.6%        8.5%
    Other variable-rate debt obligations  $     3   $   29    $   48     $    1    $   11    $   24      $  116       $ 116
    Average interest rate(c)                  4.8%     4.8%      4.8%      4.8%       4.8%      4.8%        4.8%

(a) Includes amounts reflected as long-term debt due within one year.
(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 28, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $90 million First Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

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

             Donald H. Dempsey, age 57 became a director of the General Partner in August 1999. Mr. Dempsey currently serves as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Equity Inns, Inc., where he also serves on its board of directors. Equity Inns, Inc. is a large lodging real estate investment trust headquartered in Germantown, Tennessee, which owns 96 hotels in 34 states. Mr. Dempsey has more than 30 years' experience in corporate and financial management within the hotel industry. Before he joined Equity Inns in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotels International, Inc., a publicly traded hotel franchisor. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation. From October 1993 to April 1995, he served as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993, as Vice President, Finance, of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions with the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administrative positions with Holiday Inns, Inc.

     Daniel L. Earley, age 59, has been a director of the General Partner since 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of First Clermont Bank, a community bank located Milford, Ohio, which is owned by Mr. Hammons.

     William J. Hart, age 61, has been a director of the General Partner since 1994. He is a member of the law firm of Husch & Eppenberger, LLC, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for Mr. Hammons. Mr. Hart has also been a director since 1981 of Johnson Industries, Inc.

     John E. Lopez-Ona, age 44, became a director of the General Partner in May 1996. Mr. Lopez-Ona was a managing director of Kidder Peabody & Company, Inc., an investment banking firm, from March 1990 through March 1995. Since June 1995, Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm owned by him, which specializes in principal investments.

     James F. Moore, age 59, became a director of the General Partner in May 1995. From 1987 until 2001, Mr. Moore served as Chairman, Chief Executive Officer and a Director of Champion Products, Incorporated, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. Prior to 1987, Mr. Moore served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

     David C. Sullivan, age 62, became a director of the General Partner in May, 1999. From May 1998 until 2001, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of ResortQuest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchisor. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Officer of the Hotel Division of The Promus Companies Incorporated ("PCI"). He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI.

     Compensation of Directors. For 2001, each non-employee director received:

     . $1,000 for each regular board meeting attended and $500 for each regular committee meeting attended ($750 per meeting for the committee chair),

     . a cash payment of $10,000 (other than Mr. Earley, who declined the cash payment),

     . 1,658 shares of Class A Common Stock with a fair market value equal to $10,000 on the date of payment (other than Mr. Earley, who declined the share grant), and

     . an option to purchase 10,000 shares of the General Partner's Class A Common Stock at a per share exercise price of $6.03, exercisable in four equal annual installments, beginning May 2, 2002, and expiring May 1, 2011.

     The stock and options were issued pursuant to the General Partner's 1999 Non-Employee Director Stock and Stock Option Plan. Employee directors are not compensated for their services as directors or committee members.

     In addition, on June 22, 2001, Messrs. Sullivan and Dempsey each received 1,000 shares of Class A Common Stock, and Messrs. Moore and Lopez-Ona each received 600 shares of General Partner's Class A Common Stock, as a special, one-time award, for their attendance of meetings of a special ad hoc committee formed to evaluate possible corporate financial opportunities.

Item 11.  Executive Compensation.

Cash Compensation

     The following table sets forth the salary, cash bonus and certain other forms of compensation paid by the General Partner and its subsidiaries for services rendered in all capacities during the 2001, 2000 and 1999 fiscal years to the Chief Executive Officer of the General Partner and the four other most highly compensated executive officers of the General Partner serving at the end of the 2001 fiscal year (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                   Long Term Compensation
                                                                                   ----------------------
                                Fiscal   Annual Compensation   All Other                    Awards
                                ------   -------------------   ---------                    ------
Name and Principal Positions    Year     Salary($)  Bonus($)  Compensation($)(a)  Securities Underlying Options(#)
----------------------------    ----     --------   -------   -----------------   ---------------------------------
John Q. Hammons                  2001     315,000    110,000        --                          --
Chairman of the Board and        2000     287,500    125,000        --                     100,000(c)
Chief Executive Officer          1999     250,000     90,000        --                          --

William A. Mead(b)               2001     225,000     40,000     3,000                          --
Regional Vice President          2000     200,150     40,000     2,871                      20,000(c)
Eastern Region                   1999     128,700     40,000     2,134
                                                                                                --
Paul E. Muellner                 2001     165,000     44,000     3,225                          --
Chief Financial Officer          2000     137,100     50,000     2,057                          --
                                 1999     130,000     40,000       650                      30,000(c)

Debra M. Shantz                  2001     153,100     44,000     3,047                          --
General Counsel                  2000     145,600     50,000     2,934                      30,000(c)
                                 1999     140,000     50,000     2,709                          --

Louis Weckstein(e)               2001     150,800     31,090        --                     100,000
President                        2000          --         --        --                          --
                                 1999          --         --        --                          --

________________
(a)  Matching contributions to General Partner's 401(k) Plan.
(b) Salary includes $160,000 and $151,400 paid by the Company, and $65,000 and $48,750 paid personally by Mr. Hammons, in 2001 and 2000, respectively.
(c)  Comprised of options with an exercise price of $5.00 per share.
(d)  Comprised of options with an exercise price of $5.15 per share.
(e) Joined the Company September 17, 2001. Salary includes $88,300 paid by the Company and $62,500 paid personally by Mr. Hammons.

                      Option/SAR Grants in Last Fiscal Year

                                                                                                   Potential Realizable
                                                                                                   Value at Assumed Rates
                                                                                                   of Stock Price
                                                                                                   Appreciation for
                                                    Individual Grants                              Option Term (b)(c)
                       --------------------------------------------------------------------------------------------------
                          Number of             % of Total
                          Securities          Options Granted
                        Underlying Options     to Employees in    Exercise Price     Expiration
    Name                 Granted (#)(a)          Fiscal Year        ($/Share)           Date          5%($)     10%($)
    ----                 -------------           -----------         -------            ----          ----      ------
John Q. Hammons                     -                    -                  -                 -            -          -
Louis Weckstein               100,000                100.0              $5.15           9/16/11      323,881    820,777
Paul E. Muellner                    -                    -                  -                 -            -          -
William A. Mead                     -                    -                  -                 -            -          -
Debra M. Shantz                     -                    -                  -                 -            -          -
All Employees                 100,000                100.0              $5.15           9/16/11      323,881    820,777


    (a) Awarded on November 27, 2001. Exercisable in four equal annual installments, beginning on September 17, 2002, and expiring on September 16, 2011.

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

    (c) Realizable values are computed based on the number of options granted in 2001 and still outstanding at year-end.


                          Fiscal Year End Option Values

                            Number of Securities Underlying              Value of Unexercised
                                  Unexercised Options                 In-the-Money Options(1)(2)
Name                    Exercisable (#)    Unexercisable (#)     Exercisable ($)    Unexercisable ($)
----                    ---------------    -----------------     ---------------    -----------------
John Q. Hammons                 175,000              125,000              18,750               56,250
Louis Weckstein                      --              100,000                  --               60,000
Paul E. Muellner                 15,000               25,000               5,625               16,875
William A. Mead                  35,000               25,000               3,750               11,250
Debra M. Shantz                  60,000               40,000               5,625               16,875

(1) Calculated based upon the excess of the exercise price per share of the stock options ($5.15 for the options granted in 2001, and $5.00 for the options granted in 2000) over the closing price of the General Partner's Class A Common Stock as reported on the American Stock Exchange on December 28, 2001. Does not include the stock options granted in 1998, as the exercise price per share of those stock options ($7.375) is greater than the $5.75 closing price on December 28, 2001, and so these options are not "In the Money."

(2) Seventy-five percent of the 1998 options are currently exercisable, twenty-five percent of the 2000 options are currently exercisable and none of the 2001 options are currently exercisable.

401(k) Plan

         Effective January 1, 1996, the General Partner adopted a contributory retirement plan (the "401(k) Plan") for its employees age 21 and over with at least six months of service to the General Partner. The 401(k) Plan is designed to provide tax-deferred income to the General Partner's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan provides that the General Partner will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's annual compensation.

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

         The General Partner entered into an employment agreement with Lou Weckstein, our President, effective September 17, 2001. Mr. Weckstein's base salary under the agreement is $300,000 per year. He also may participate in incentive or supplemental compensation plans for which he is eligible, and is eligible for a cash bonus of up to $120,000 for his first year of employment. The actual of amount of any such bonus will be determined based on the bonus plan for our other executive officers. Either party may terminate the agreement at any time. Mr. Hammons and Mr. Weckstein also have a verbal agreement, under which Mr. Hammons has agreed to pay to Mr. Weckstein the difference between his annual salary from the General Partner and $550,000, up to a maximum of $250,000.

         The General Partner entered into an employment agreement with Bill Mead, one of its regional vice-presidents, as of January 25, 2000, that became effective on April 1, 2000. Mr. Mead's annual base salary under the agreement is $160,000, plus a guaranteed bonus of at least $40,000 each year. He also may participate in our available savings, retirement and other benefit plans. This agreement expires on March 31, 2005. In addition, as of January 27, 2000, Mr. Hammons and Mr. Mead entered into an agreement that provides that in exchange for Mr. Mead's services in selecting markets for various hotel projects, Mr. Hammons will pay Mr. Mead an additional $65,000 per year, in equal monthly installments, during the term of his employment agreement with the General Partner. That agreement also became effective on April 1, 2000, and provides that Mr. Mead will have the opportunity to acquire a 25% interest in up to three Residence Inn hotel projects, with a substantial portion of Mr. Mead's investment to be financed.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Mr. Hammons is the beneficial owner of all 16,043,900 limited partnership units of the Company, representing 75.96% of the total equity in the Company. The General Partner owns all general partner units of the Company, representing 24.04% of the total equity of the Company.

Item 13. Certain Relationships and Related Transactions.

         Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, a director of the General Partner, formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to the Company's business.

         Mr. Hart is a non-employee director of the General Partner and is a member of the law firm of Husch & Eppenberger, LLC, which performs legal services on a regular basis for the Company and personally for Mr. Hammons. The Company paid such firm approximately $264,000 in legal fees during the fiscal year ended December 28, 2001.

         The Company is controlled by Mr. Hammons through his control of the General Partner, the sole general partner of the Company. His equity interest in the Company (based on his beneficial ownership of 269,100 shares of Class A Common Stock of the General Partner, all 294,100 shares of Class B Common Stock of the General Partner and all 16,043,900 limited partnership units of the Company (the "LP Units")) is 78.8%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Company, and the holders of Class A Common Stock of the General Partner, which conflicts may be resolved in favor of Mr. Hammons.

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

         During 2001, the Company provided management services to nine hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Eight of the Managed Hotels are owned by Mr. Hammons and one is owned 50% by Mr. Hammons; 25% by Jacqueline A. Dowdy, the Secretary and a director of the General Partner; and 25% by Lonnie A. Funk, a former officer of the General Partner. Management fees of 3% to 5% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $1,684,000 in the fiscal year ended December 28, 2001. In addition to the management fees paid by the Managed Hotels to the Company in that year, the Managed Hotels reimbursed the Company for a portion of the salaries paid by the Company to its six regional vice presidents and one district director, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $328,000 in the fiscal year ended December 28, 2001. Each of the Management Contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled.

         During 2000, the General Partner's Board of Directors authorized the Company to enter into a five-year management contract with Mr. Hammons whereby the Company would pay a maximum 1 1/2% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale. During fiscal year 2001 and 2000, the Company paid approximately $487,000 and $1,455,000, respectively, of additional costs in accordance with the management contract. These costs will be amortized over the five-year contract period. Amortization for these costs will commence upon the opening of the respective hotels.

         The Company has an option granted by Mr. Hammons or persons or entities controlled by him to purchase the Managed Hotels, until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the Managed Hotel as determined by an appraisal firm of national standing. One hotel owned by the Company and three Managed Hotels are located in Springfield, Missouri. These hotels are potentially competing with one another for customers. The Company believes that these hotels do not significantly compete with one another due to their respective locations and attributes.

         Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc. ("WHI"). All of the hotels owned by the Company (the "Owned Hotels") have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the Owned Hotels were approximately $1,574,000 in the fiscal year ended December 28, 2001. The fee may increase if the number of hotels for which accounting and administrative services are performed drops below 35 hotels. The accounting services contract expires in June of 2002, but the Company plans to extend the current agreement.

         The Company leases space in the John Q. Hammons Building for its headquarters from a Missouri company, of which Mr. Hammons is a 50% owner and the remaining 50% is collectively held by other employees, including Jacqueline
A. Dowdy, the Secretary and a director of the General Partner, who is a 9.5% owner. Pursuant to four lease agreements, expiring December 31, 2001, the Company paid monthly rental payments of approximately $20,600 in 2001. The Company made aggregate annual lease payments to the Missouri company of approximately $247,000 in 2001. Beginning January 1, 2002, the Company extended the four lease agreements for a term expiring December 31, 2004 under the same terms and conditions.

         Certain of the General Partner's employees provide some administrative and other services for Mr. Hammons' outside business interests. Management does not believe that, historically, the amount of such services has been material, but plans to implement an appropriate cost-allocation system for 2002.

         Mr. Hammons also owns trade centers adjacent to two of the Owned Hotels (the "JQH Trade Centers"). The Company leases the convention space in the JQH Trade Center located in Portland, Oregon, from Mr. Hammons pursuant to a long-term lease expiring in 2004, requiring annual payments of approximately $300,000. With respect to the other JQH Trade Center, the Company makes nominal annual lease payments to Mr. Hammons. The Company has assumed responsibility for all operating expenses of the JQH Trade Centers.

         The Company leases the real estate for the Company's Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent is based on adjusted gross revenues from room sales on the property and was $190,000 in 2001. The lease term is 50 years, with an option to renew for an additional 10 years. The Company also has an option to purchase the land after March 1, 2118, at a proposed transfer price of the greater of $3,000,000 or the current appraised value.

         The Company also leases the real estate for the Company's Embassy Suites hotel in Little Rock, Arkansas which opened in the fall of 1997, from Mr. Hammons. Annual rent was $120,000 in 2001, and in future years will be adjusted based on movement in the Consumer Price Index. The lease term is 40 years. The Company has an option to purchase the land at any time during the first 10 years of the lease term, for the greater of $1,900,000 or the current appraised value.

         The Company also leases the real estate for the Company's Renaissance Suites Hotel in Charlotte, NC, which opened in December of 1999 from Tulsa Hills Investments, Inc., an Ohio corporation, of which Mr. Hammons is a 99% owner and Jacqueline A. Dowdy is a 1% owner. The lease term is 99 years. Aggregate annual lease payments were $120,000 in 2001, and will be $124,800 per year for 2002 through 2006, and the greater of $124,800 or 1% of gross rooms revenues plus 0.5% of gross revenues from food and beverage sales thereafter.

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

         Mr. Hammons has a written agreement with Bill Mead, one of the General Partner's regional vice-presidents to supplement Mr. Mead's salary from the General Partner by $65,000 per year for five years, ending March 31, 2005, and to allow Mr. Mead to invest in 25% of up to three proposed new hotels. Mr. Hammons also has a verbal agreement with Lou Weckstein, our president, to supplement Mr. Weckstein's salary from the General Partner by up to $250,000 per year during his employment.

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

   10.4     Form of Option Purchase Agreement
   10.8 Employment Agreement between the General Partner and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000.
   10.8a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001
   10.8b    Employment Agreement between John Q Hammons Hotels, Inc. and William
            A. Mead dated as of January 25, 2000
   10.8c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000
   10.18    1994 Stock Option Plan of the General Partner
   10.19 1999 Non-Employer Director Stock and Stock Option Plan of the General Partner

14(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 28, 2001.

14(c)  Exhibits

  Reference is made to the exhibit index which has been filed with the exhibits.

14(d)  Financial Statements

      Report of Independent Public Accountants

      Consolidated Balance Sheets at Fiscal 2001 and 2000 Year-Ends

      Consolidated Statements of Operations for the 2001, 2000 and 1999 Fiscal Years Ended

      Consolidated Statements of Changes In Equity for 2001, 2000 and 1999 Fiscal Years Ended

      Consolidated Statements of Cash Flows for 2001, 2000 and 1999 Fiscal Years Ended

      Notes to Consolidated Financial Statements

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 27th day of March, 2002.

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

                                        JOHN Q. HAMMONS HOTELS FINANCE
                                        CORPORATION

                                        By: /s/ John Q. Hammons
                                            -----------------------
                                            John Q. Hammons
                                            Chairman and Chief Executive Officer

                                        JOHN Q. HAMMONS HOTELS FINANCE
                                        CORPORATION II

                                        By: /s/ John Q. Hammons
                                            -----------------------
                                            John Q. Hammons
                                            Chairman and Chief Executive Officer

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation, and John Q Hammons Hotels Finance Corporation II, on March 27, 2002.

Signatures                      Title
----------                      -----

/s/ John Q. Hammons             Chairman and Chief Executive Officer of John Q.
-----------------------
John Q. Hammons                 Hammons Hotels, Inc., John Q. Hammons Hotels
                                Finance Corporation and John Q. Hammons Finance
                                Corporation II (Principal Executive Officer)

/s/ Paul E. Muellner            Chief Financial Officer
---------------------------
Paul E. Muellner                (Principal Financial and Accounting Officer)

/s/ Jacqueline A. Dowdy         Director, Secretary of John Q. Hammons Hotels,
----------------------------
Jacqueline A. Dowdy             Inc., John Q. Hammons Hotels Finance Corporation
                                and John Q. Hammons Finance Corporation II

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

/s/ James F. Moore              Director of John Q. Hammons Hotels, Inc.
---------------------------
James F. Moore

/s/ John E. Lopez-Ona           Director of John Q. Hammons Hotels, Inc.
---------------------------
John E. Lopez-Ona

 /s/ David C. Sullivan          Director of John Q. Hammons Hotels, Inc.
---------------------------
David C. Sullivan

/s/ Donald H. Dempsey           Director of John Q. Hammons Hotels, Inc.
---------------------------
Donald H. Dempsey

EXHIBIT INDEX

    No.         Title
    --          -----
       *3.1     Second Amended and Restated Agreement of Limited Partnership of
                the Company (the "Partnership Agreement")
        3.2     Amendment No. 1 to Partnership Agreement (incorporated by
                reference to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 30, 1994)
      **3.3     Amendment No. 2 to Partnership Agreement
    ****3.4     Certificate of Limited Partnership of the Company filed with the
                Secretary of State of the State of Delaware
       *3.5     Restated Certificate of Incorporation of the General Partner
     ***3.6     Certificate of Incorporation of John Q. Hammons Hotels Finance
                Corporation II
     **10.1     1994 Note Indenture
     **10.2     1995 Note Indenture
     **10.3     Holiday Inn License Agreement
     **10.4     Embassy Suites License Agreement
     **10.5     Form of Option Purchase Agreement
      *10.6     Collective Bargaining Agreement between East Bay Hospitality
                Industry Association, Inc. and Service Employee's International
                Union
       10.6(a)  Collective Bargaining Agreement between Hotel Employee and
                Restaurant Employee Union Local 49 and Holiday Inn Sacramento--
                Capitol Plaza, for 06/01/01 to 5/31/06
      *10.7     Letter Agreement re: Hotel Financial Services for Certain Hotels
                Owned and Operated by John Q. Hammons or JQH Controlled
                Companies
       10.8     Employment Agreement between John Q. Hammons Hotels, Inc. and
                Debra M. Shantz dated as of May 1, 1995, as amended on October
                31, 1997 and October 31, 2000 (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form
                10-K for the Fiscal Year Ended December 29, 2000.)
       10.8a    Employment Agreement between John Q. Hammons Hotels, Inc. and
                Lou Weckstein dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                Form 10-Q for the Fiscal Quarter Ended September 28, 2001.)
       10.8b    Employment Agreement between John Q. Hammons Hotels, Inc. and
                William A. Mead dated as of January 25, 2000
       10.8c    Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000
    ***10.9a    John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq.
                ft.)
        10.9a.1 Lease Renewal for John Q. Hammons Building Lease Agreement -
                9th Floor (6000 sq. ft.)  effective January 1, 2002
    ***10.9b    John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq.
                ft.)
        10.9b.1 Lease Renewal for John Q. Hammons Building Lease Agreement -
                7th Floor (2775 sq. ft.) effective January 1, 2002
    ***10.9c    John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq.
                ft.)
       10.9c.1  Lease Renewal for John Q. Hammons Building Lease Agreement - 7th
                Floor (2116 sq. ft.) effective January 1, 2002
    ***10.9d    John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq.
                ft.)
        10.9d.1 Lease Renewal for John Q. Hammons Building Lease Agreement - 8th
                Floor (6000 sq. ft.) effective January 1, 2002
      *10.10    Triple Net Lease
      *10.11    Lease Agreement between John Q. Hammons and John Q. Hammons
                Hotels, L.P.
    ***10.14    Ground lease between John Q. Hammons and John Q. Hammons-
                Branson, L.P. - (Chateau on the Lake, Branson, Missouri)
    ***10.15    Ground lease between John Q. Hammons and John Q. Hammons-Hotels
                Two, L.P. - (Little Rock, Arkansas)
      *10.16    Operating Agreement of Rivercenter Plaza Development Co., L.C.,
                an Iowa limited liability company
      *10.17    Agreement of Limited Partnership of John Q. Hammons Hotels, L.P.
                Two

          *10.18    1994 Stock Option Plan
           10.19    1999 Non-Employee Director Stock and Stock Option Plan of
                    the General Partner (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999)
            12.1    Computations of Ratio of Earnings to Fixed Charges of the
                    Company

         ------------------------
* Incorporated by reference to the General Partner's Registration Statement on Form S-1, No. 33-84570.
** Incorporated by reference to the Company's Registration Statement on Form S-4, No. 33-73340.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.
**** Incorporated herein by reference to the Company's Registration Statement (Registration No. 33-99614) previously filed with the Commission.

John Q. Hammons Hotels, L.P.





Consolidated Financial Statements
As of December 28, 2001 and December 29, 2000

Together with Auditors' Report

Report of Independent Public Accountants
----------------------------------------


To the Partners of
     John Q. Hammons Hotels, L.P.:


We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of December 28, 2001 and December 29, 2000 and the related consolidated statements of operations, changes in equity and cash flows for each of the three fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Q. Hammons Hotels, L.P. (Note 1) as of December 28, 2001 and December, 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2(s) to the consolidated financial statements, effective in the first quarter of fiscal 1999, the Partnership changed its method of accounting for costs of start-up activities, including preopening expenses.


Cincinnati, Ohio,
     February 8, 2002

John Q. Hammons Hotels, L.P. (Note 1)


Consolidated Balance Sheets
(000's omitted)
----------------------------------------------------------------------------


                                                                                        December 28,        December 29,
                                                                                            2001                2000
                                                                                        ------------        ------------
ASSETS
------

CASH AND EQUIVALENTS (Restricted cash of $882 and $715 in 2001 and 2000,
   respectively) (Note 2)                                                                 $    33,180       $     45,554

MARKETABLE SECURITIES (Note 2)                                                                 11,016              3,617

RECEIVABLES:

     Trade, less allowance for doubtful accounts of $231 in 2001 and 2000                      10,771             11,606
     Pending insurance claims and other (Note 2)                                                  824              2,438
     Management fees (Note 3)                                                                     148                101

INVENTORIES                                                                                     1,288              1,496

PREPAID EXPENSES AND OTHER                                                                      3,446              2,396
                                                                                           ----------        -----------
                  Total current assets                                                         60,673             67,208
                                                                                           ----------        -----------
     PROPERTY AND EQUIPMENT, at cost (Notes 2, 5 and 6):

     Land and improvements                                                                     61,140             58,229
     Buildings and improvements                                                               745,277            740,618
     Furniture, fixtures and equipment                                                        312,079            297,946
     Construction in progress                                                                   1,868                  -
                                                                                           ----------        -----------
                                                                                            1,120,364          1,096,793
     Less: Accumulated depreciation and amortization                                         (326,906)          (273,535)
                                                                                           ----------        -----------
                                                                                              793,458            823,258
DEFERRED FINANCING COSTS, FRANCHISE FEES
   AND OTHER, net (Notes 2, 4 and 5)                                                           27,593             30,418
                                                                                           ----------        -----------

TOTAL ASSETS                                                                               $  881,724        $   920,884
                                                                                           ==========        ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Balance Sheets
(000's omitted)
--------------------------------------------------------------------------------

                                                                                        December 28,        December 29,
                                                                                           2001                2000
                                                                                      ---------------     ---------------

LIABILITIES AND EQUITY
----------------------
LIABILITIES:
     Current portion of long-term debt (Note 5)                                             $  38,862          $  56,258
     Accounts payable                                                                           5,626              5,990
     Accrued expenses:
         Payroll and related benefits                                                           7,307              9,077
         Sales and property taxes                                                              11,680             11,642
         Insurance (Notes 2 and 3)                                                              2,308              2,292
         Interest                                                                              11,999             12,639
         Utilities, franchise fees and other                                                    6,152              6,747
                                                                                           ----------        -----------
                  Total current liabilities                                                    83,934            104,645

     Long-term debt (Note 5)                                                                  774,145            780,449
     Other obligations (Note 2)                                                                 2,339              2,032
                                                                                           ----------        -----------
                  Total liabilities                                                           860,418            887,126
                                                                                           ----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY (Note 1):
     Contributed capital                                                                       96,436             96,436
     Partners' and other deficits, net                                                        (75,130)           (62,678)
                                                                                           ----------        -----------
                  Total equity                                                                 21,306             33,758
                                                                                           ----------        -----------

TOTAL LIABILITIES AND EQUITY                                                                 $881,724           $920,884
                                                                                           ==========        ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Statements of Operations
(000's omitted)
-------------------------------------------------------------------------------

                                                                                        Fiscal Year Ended
                                                                           -----------------------------------------------
                                                                             2001                2000               1999
                                                                           --------           --------           ---------
REVENUES:

     Rooms                                                                 $266,353           $267,596            $229,807
     Food and beverage                                                      118,042            119,865             101,231
     Meeting room rental and other                                           52,263             49,113              40,646
                                                                           --------           --------           ---------
                  Total revenues                                            436,658            436,574             371,684
                                                                           --------           --------           ---------

OPERATING EXPENSES (Notes 3, 4 and 6):
     Direct operating costs and expenses:
         Rooms                                                               68,061             68,224              59,507
         Food and beverage                                                   94,690             98,398              84,035
         Other                                                                3,288              3,716               3,667
     General, administrative, sales and management service
       expenses                                                             131,522            124,393             104,876
     Repairs and maintenance                                                 17,847             17,065              15,059
     Depreciation and amortization (Note 2)                                  62,174             53,367              45,669
                                                                           --------           --------           ---------
                  Total operating expenses                                  377,582            365,163             312,813
                                                                           --------           --------           ---------

INCOME FROM OPERATIONS                                                       59,076             71,411              58,871

OTHER (INCOME) EXPENSES:
     Interest expense and amortization of deferred financing
       fees, net of $1,909, $2,798 and $3,161 of interest income
       in 2001, 2000 and 1999, respectively (Note 2)                         70,975             73,833              62,209
     Gain on sale of property and equipment                                       -                  -              (2,365)
                                                                          ---------          ---------          ----------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                                   (11,899)            (2,422)               (973)

       Extraordinary item; cost of early extinguishment of debt
         (Note 5)                                                              (474)                 -                (194)
                                                                          ---------          ---------          ----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (12,373)            (2,422)             (1,167)

       Cumulative effect of change in accounting principle
         (Note 2(s))                                                              -                  -              (1,819)
                                                                          ---------         ----------          ----------

NET LOSS (Note 2(l))                                                      $ (12,373)        $   (2,422)         $   (2,986)
                                                                          =========         ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Statements of Changes in Equity (1)
(000's omitted)
--------------------------------------------------------------------------------

                                                                                       Partners and
                                                     Contributed Capital           Other Equity (Deficit)
                                                ---------------------------      -------------------------
                                                 General            Limited       General          Limited
                                                 Partner            Partner       Partner          Partner          Total
                                                 -------            --------      --------         -------         -------
BALANCE, at January 1, 1999                     $96,436              $   -        $(78,588)        $27,392        $ 45,240
   Distributions (Note 1(b))                          -                  -            (150)              -            (150)
   Advances to General Partner to
     purchase Treasury Stock (Note 1(b))              -                  -          (2,997)              -          (2,997)
   Net loss                                           -                  -            (845)         (2,141)         (2,986)
                                                -------             ------        --------         -------         -------
BALANCE, at December 31, 1999                    96,436                  -         (82,580)         25,251          39,107

   Distributions (Note 1(b))                          -                  -            (150)              -            (150)
   Advances to General Partner to
     purchase Treasury Stock (Note 1(b))              -                  -          (2,777)              -          (2,777)
   Net loss                                           -                  -            (686)         (1,736)         (2,422)
                                                -------             ------        --------         -------         -------
BALANCE, at December 29, 2000                    96,436                  -         (86,193)         23,515           33,758
   Distributions (Note 1(b))                          -                  -            (150)              -            (150)
   Advances from General Partner for
     issuance of Treasury Stock (Note
     1(b))                                            -                  -              71               -              71
   Net loss                                           -                  -          (2,969)         (9,404)        (12,373)
                                                -------             ------        --------         -------         -------
BALANCE, at December 28, 2001                   $96,436              $   -        $(89,241)        $14,111         $ 21,306
                                                =======             ======        ========         =======         ========



(1) For periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards, No. 130, Reporting
                                                                ---------
     Comprehensive Income.
     ---------------------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

John Q. Hammons Hotels, L.P. (Note 1)

Consolidated Statements of Cash Flows
(000's omitted)
--------------------------------------------------------------------------------

                                                                                       Fiscal Year Ended
                                                                        ------------------------------------------------
                                                                          2001               2000                1999
                                                                        --------           --------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(12,373)          $ (2,422)           $ (2,986)
     Adjustments to reconcile net loss to cash provided by
       operating activities:
         Depreciation, amortization and loan cost amortization            64,496             55,718              47,655
         Extraordinary item (Note 5)                                         474                  -                 194
         Cumulative effect of change in accounting principle
           (Note 2)                                                            -                  -               1,819
         Gain on sales of property and equipment                               -                  -              (2,365)
         Non-cash director compensation                                       71                 50                  40

     Changes in certain assets and liabilities:

         Receivables                                                       2,402                (35)                 73
         Inventories                                                         208               (147)               (144)
         Prepaid expenses and other                                       (1,050)              (697)               (610)
         Accounts payable                                                   (364)            (5,887)             (1,264)
         Accrued expenses                                                 (2,951)            (2,686)                513
         Other obligations                                                   307             (7,370)             (1,481)
                                                                        --------           --------            --------
                  Net cash provided by operating activities               51,220             36,524              41,444
                                                                        --------           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                 (32,101)           (43,499)           (123,620)
     Franchise fees and other, net                                          (158)            (3,450)             15,353
     Sale (purchase) of marketable securities                             (7,399)             1,365               1,551
     Proceeds from sales of property and equipment                             -                  -               6,500
                                                                        --------           --------            --------
                  Net cash used in investing activities                  (39,658)           (45,584)           (100,216)
                                                                        --------           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                             48,936             24,436             104,477
     Repayments of debt                                                  (72,636)           (16,572)            (35,350)
     Advances for Treasury Stock and other                                     -             (2,827)             (3,037)
     Distributions to partners                                              (150)              (150)             (3,086)
     Loan financing fees                                                     (86)                 -                (738)
                                                                        --------           --------            --------
                  Net cash provided by (used in) financing
                    activities                                           (23,936)             4,887              62,266
                                                                        --------           --------            --------
                  Increase (decrease) in cash and equivalents            (12,374)            (4,173)              3,494

CASH AND EQUIVALENTS, beginning of period                                 45,554             49,727              46,233
                                                                        --------           --------            --------

CASH AND EQUIVALENTS, end of period                                     $ 33,180           $ 45,554            $ 49,727
                                                                        ========           ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR INTEREST, net of amounts capitalized                    $ 71,208           $ 74,552            $ 63,312
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

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)
--------------------------------------------------------------------------------

(1)  Basis of Presentation-
     ---------------------

     (a)  Entity Matters--The accompanying consolidated financial statements
          --------------
          include the accounts of John Q. Hammons Hotels, L.P. and its wholly-owned subsidiaries (the Partnership), John Q. Hammons Hotels Finance Corporation, a corporation with nominal assets and no operations, the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities and certain wholly-owned subsidiaries which consist of certain hotel operations. As of fiscal year end 2001, 2000 and 1999, the Partnership had 47, 47 and 45, respectively, hotels in operation of which 30 in 2001, 30 in 2000, and 29 in 1999 operate under the Holiday Inn and Embassy Suites trade names. The Partnership's hotels are located in 20 states throughout the United States.

          In conjunction with a public offering of debt securities in February, 1994 and a public offering of equity securities in November, 1994 by John Q. Hammons Hotels, Inc., J.Q.H. Hotels, L.P., which owned and operated ten hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons (Mr. Hammons) or enterprises which he controlled, twenty-one additional operating hotel properties, equity interests in two hotels under construction, the stock of the catering corporations and management contracts relating to all of Mr. Hammons' hotels. Upon consummation of these transactions J.Q.H. Hotels, L.P. changed its name to John Q. Hammons Hotels, L.P. and the allocation of income or loss was modified from 1% to its general partner and 99% to its limited partner to 10% and 90%, respectively, upon completion of the public debt offering and to 28.31% to its general partner and 71.69% to its limited partner upon completion of the public equity offering. Effective December 30, 2000, the Partnership redeemed 1,271,581 Partnership units held by the general partner for funds advanced by the Partnership to the general partner to repurchase 1,271,581 shares of the general partner's Class A Common Stock. The number of Partnership units exchanged is equivalent to the number of shares repurchased as outlined by the partnership agreement. As a result, for fiscal year 2001 the allocation percentages changed to approximately 24% for the general partner and approximately 76% for the limited partner.

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

          Allocation of Income, Losses and Distributions: Income, losses and
          ----------------------------------------------
          distributions of the Partnership will generally be allocated between the general partner and the limited partners based on their respective ownership interests.

          In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. There were no distributions to the limited partner for taxes for the fiscal year ended 2001 and 2000.

          In 1998 and 1999, the Board of Directors of John Q. Hammons Hotels, Inc. authorized the purchase of up to $3.0 million of its stock during each of the fiscal years 2000 and 1999. No stock repurchase program was approved for 2001. As of December 28, 2001, $5,703 of stock had been purchased, net of reissued stock. For financial reporting purposes, the advances by the partnership to its general partner to purchase stock have been reflected as a reduction of equity in the accompanying consolidated balance sheet and statement of changes in equity.

          Additional Capital Contributions: In the event proceeds from the sale
          --------------------------------
          of the original twenty hotel properties (or applicable replacement collateral) which secure the $300 million First Mortgage Notes (1994 notes) (Note 5) are insufficient to satisfy amounts due on the 1994 notes, Mr. Hammons and Hammons, Inc. (as general partners at the time the 1994 notes were secured) are severally obligated to contribute up to $135 million and $15 million, respectively, to satisfy amounts due, if any. In the event proceeds from the sale of the original eight hotel properties (or applicable replacement collateral) which secure the $90 million First Mortgage Notes (1995 notes) (Note 5) are insufficient to satisfy amounts due on the 1995 notes, Mr. Hammons is obligated to contribute up to $45 million to satisfy amounts due, if any. In addition, with respect to the original eleven hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

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

     (b)  Marketable Securities--Marketable securities consist of
          ---------------------
          available-for-sale commercial paper and government agency obligations which mature or will be available for use in operations in 2002. These securities are valued at current market value which approximates cost. Realized gains and losses in 2001, 2000 and 1999, determined using the specific identification method, were nominal.

     (c)  Pending Insurance Claims--During fiscal 2000, the Partnership
          ------------------------
          initiated claims against certain of its construction contractors and its insurance carrier to recover repair costs related to moisture related problems at certain of its hotels. At December 29, 2000, $1.7 million of these capital expenditures were classified as claims pending with insurance carrier and $2.6 million of these capital expenditures were classified as deferred costs as claims to be filed with insurance carrier as management and its outside counsel were of the opinion that it was remote that these amounts would not be realized. In December 2001, the Partnership initiated legal action to collect the claims submitted to the insurance carrier. The insurance carrier subsequently notified the Partnership that a portion of its claims had been denied, while others are pending review and ultimate resolution. Accordingly, at December 28, 2001, the Partnership has reflected the $8.4 million of capital expenditures to date as property additions and has recorded additional depreciation expense of $7.6 million to fully reserve the net historical cost of all damaged property. The Partnership estimates an additional $3.6 million of capital expenditures will be necessary to complete repair of the moisture related damage. The Partnership and its legal counsel will continue to vigorously pursue collection of these costs and, to the extent recoveries are realized, they will be recorded as other income.

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
--------------------------------------------------------------------------------

     (d)  Allowance for Doubtful Accounts-
          -------------------------------

          The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                                         Additions
                                            Balance,    Charged to
                                          Beginning of   Costs and                Balance,
                                            Period        Expenses  Deductions  End of Period
                                          ------------  ----------  ----------  -------------
          Year ended December 28, 2001       $231           $664      $(664)       $231

          Year ended December 29, 2000        226            558       (553)        231

          Year ended December 31, 1999        206            272       (252)        226

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

          The components of deferred financing costs, franchise fees and other are summarized as follows:

                                                                                       Fiscal Year End
                                                                                 --------------------------
                                                                                   2001              2000
                                                                                 --------          --------
          Deferred financing costs                                               $ 21,650          $ 21,732
          Franchise fees                                                            5,186             5,186
          Managed contract costs and other (Note 3(e))                              1,942             1,455
          Less- Accumulated amortization                                          (16,439)          (13,586)
                                                                                 --------          --------
                                                                                   12,339            14,787

          Deposits                                                                 14,771            12,543
          Pending insurance claims (Note 2(c))                                          -             2,600
          Restricted cash deposits, interest-bearing,
            related to sales of hotels and a component of
            replacement collateral for 1994 and 1995 First Mortgage notes             166               160
          Other, net                                                                  317               328
                                                                                 --------          --------
                                                                                 $ 27,593          $ 30,418
                                                                                 ========          ========

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

                                                              Lives In Years
                                                              --------------
                    Land improvements                               5-25
                    New buildings and improvements                 10-40
                    Purchased buildings                              25
                    Furniture, fixtures and equipment               3-10

          Construction in progress includes refurbishment costs of certain hotel developments at December 28, 2001. There was no construction in progress at December 29, 2000.

          The Partnership periodically reviews the carrying value of these assets and other long-lived assets and impairment losses are recognized when the expected undiscounted future cash flows are less than the carrying amount of the asset. Based on its most recent analysis, the Partnership believes no impairment existed at December 28, 2001.

          Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. Interest costs capitalized were $0, $504 and $6,770 for the fiscal years ended 2001, 2000 and 1999, respectively. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

          The accompanying 2001 consolidated financial statements include the land costs for 35 of the operating hotel properties. Land for 9 of the remaining 12 operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. Land for the remaining three operating hotel properties is leased by the Partnership from a related party over long-term leases (Note 3(f)). Rent expense for all land leases was $1,514, $1,489 and $1,109 for the fiscal years ended 2001, 2000 and 1999, respectively.

     (h)  Par Operating Equipment--The Partnership's initial expenditures for
          -----------------------
          the purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

     (i)  Advertising--The Partnership expenses the cost of advertising
          -----------
          associated with operating hotels as incurred. Advertising expense for 2001, 2000 and 1999 was approximately $32,899, $31,815 and $26,834, respectively.

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
--------------------------------------------------------------------------------

          union contracts, approximated $99, $86 and $77 for the fiscal years ended 2001, 2000 and 1999, respectively.

          The Partnership maintains an employee savings plan (a 401(k) plan) and matches a percentage of an employee's contributions. The Partnership's matching contributions are funded currently. The costs of the matching program and administrative costs charged to income were approximately $647, $506 and $258 in 2001, 2000 and 1999, respectively. The
          Partnership does not offer any other post-employment or post-retirement benefits to its employees.

     (k)  Self-Insurance--The Partnership was self-insured for general liability
          --------------
          and workers' compensation claims that occurred prior to November 1999 and October 1998, respectively. The Partnership became self-insured for medical coverage effective January 1999. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claims costs, claim frequency, as well as changes in actual experience, could cause these estimates to change. See Note 3(c) for additional insurance coverage.

          The Partnership has an $800 irrevocable stand-by letter of credit agreement with a bank, which was required by an insurance carrier for the Partnership's self-insurance programs. The letter of credit expires in October 2002.

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
--------------------------------------------------------------------------------

     (o)  Fiscal Year--The Partnership's fiscal year ends on the Friday nearest
          -----------
          December 31 which includes 52 weeks in 2001, 2000 and 1999.

          The periods ended in the accompanying consolidated financial statements are summarized as follows:

                    Year                           Fiscal Year End
                 ----------                       -----------------
                    2001                          December 28, 2001
                    2000                          December 29, 2000
                    1999                          December 31, 1999

     (p)  Segments--The Partnership operates in one reportable segment,
          --------
          hospitality services.

     (q)  Reclassifications--Certain prior years' amounts have been reclassified
          -----------------
          to conform with the 2001 presentation.

     (r)  Derivative Financial Instruments--In the fourth quarter of fiscal
          --------------------------------
          2000, the Partnership adopted the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard did not have a material impact on its reported financial position, results of operations, cash flows or related disclosures. See additional disclosures in Note 7.

     (s)  Accounting Pronouncements-- In April 1998, the American Institute of
          -------------------------
          Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. Prior to January 1, 1999, the Partnership's practice was to defer these expenses until a hotel had commenced operations, at which time the costs, other than advertising costs which were expensed upon opening, were amortized over a one-year period. The Partnership adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of approximately $1,800 were charged to expense. Preopening expenses in 1999 approximated $4,161 and are included in general, administrative, sales and management service expenses in the accompanying consolidated statement of operations.

          In June 2001, the FASB issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets", which addresses how intangible assets that are acquired individually, or with a group of other assets, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

          In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model

John Q. Hammons Hotels, L.P.

Notes To Consolidated Financial Statements
(000's omitted)                                                                8
--------------------------------------------------------------------------------

          be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard is required to be adopted for the fiscal years beginning after December 15, 2001. As such, the Company is not required to adopt this standard until the fiscal year 2002. Management does not believe that the adoption of this standard will have a material impact on the financial position of the Company.

(3)  Related Party Transactions-
     --------------------------

     (a)  Hotel Management Fees--In addition to managing the hotel properties
          ---------------------
          included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons which included 9, 6 and 5 properties at December 28, 2001, December 29, 2000 and December 31, 1999, respectively. A management fee of approximately 3% to 5% of gross revenues (as defined) is paid to the Partnership by these hotels which aggregated approximately $1,684, $1,245 and $844 for the fiscal years ended 2001, 2000 and 1999, respectively.

     (b)  Accounting and Administrative Services--The hotels have contracted for
          --------------------------------------
          accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,574, $1,577 and $1,440 for the fiscal years ended 2001, 2000 and 1999, respectively.

          In 1999, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2002. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

     (c)  Insurance Coverage--To supplement the Partnership's self-insurance
          ------------------
          programs, umbrella, property, auto, commercial liability, workers' compensation and, commencing in 1999, medical insurance is provided to the hotel properties under blanket commercial policies purchased by John Q. Hammons Hotels, Inc. or WHI, covering hotel properties owned by the Partnership, Mr. Hammons, or managed by WHI. Generally, premiums allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium. Insurance expense for the properties included in operating expenses was approximately $7,341, $3,578 and $1,088 for the fiscal years ended 2001, 2000 and 1999, respectively. During fiscal 2000 and 1999, the Partnership realized continued favorable trends in insurance expense as a result of claims experience, rate improvements and favorable buyouts of several prior self-insured years.

     (d)  Allocation of Common Costs--The Partnership incurs certain hotel
          --------------------------
          management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May of 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $328, $184 and $132 for the fiscal years ended 2001, 2000 and 1999, respectively. Management considers these allocations to be reasonable.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                               9
-------------------------------------------------------------------------------

     e)   Transactions with Partners and Directors--Advances to Mr. Hammons
          ----------------------------------------

          as of December 28, 2001 approximated $368, which were repaid subsequent to year end. There were no advances to JQH as of December 29, 2000.

          During 2000, the Partnership's Board of Directors authorized the Partnership to enter into a five-year management contract with Mr. Hammons whereby the Partnership would pay a maximum 1 1/2% of the total development cost of Mr. Hammon's personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale. During fiscal 2001 and 2000, the Partnership paid $487 and $1,455, respectively, of additional costs in accordance with the management contract. These costs will be amortized over the five-year contract period. Amortization for these costs will commence upon the opening of the respective hotels. The hotel management fee received by the Company from these hotels is discussed in Note 3(a) above.

          During 2001 and 2000, John Q. Hammons personally paid $128 and $49, respectively, to certain employees pursuant to the agreements.

     (f)  Summary of Related Party Expenses--The following summarizes
          ---------------------------------
          expenses reported as a result of activities with related parties:

          Fiscal Year Ending                                                   2001           2000             1999
          ------------------                                                  -------        ------          -------
          Expenses included within general, administrative, sales and management service expenses:
             Accounting and administrative                                     $1,574        $1,577           $1,440
             Rental expenses (Note 6)                                             937           830              787
                                                                               ------        ------           ------
                                                                               $2,511        $2,407           $2,227
                                                                               ======        ======           ======


          Allocated insurance expense from the pooled coverage included within various operating categories:

             Insurance other than medical                                      $7,341        $3,578           $1,088
                                                                               ======        ======           ======
           Medical, net of employee payments                                   $4,105        $3,404           $3,167
                                                                               ======        ======           ======

(4)  Franchise Agreements-
     --------------------

     As of December 28, 2001 and December 29, 2000, 42 of the 47 operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 6% percent of gross room revenues, as defined. Franchise fees expensed under these contracts were $10,496, $10,305 and $8,478 for the fiscal years ended 2001, 2000 and 1999, respectively.

     As part of the franchise agreements, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1% to 3.5% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                               10
--------------------------------------------------------------------------------

     component of sales expenses was approximately $8,975, $9,021 and $7,720 for the fiscal years ended 2001, 2000 and 1999, respectively.

(5)  Long-Term Debt-
     --------------

     The components of long-term debt are summarized as follows:

                                                                                            Fiscal Year End
                                                                                       ----------------------------
                                                                                          2001              2000
                                                                                       -----------       -----------

      1994 First Mortgage Notes, interest at 8.875%, interest only payable
         February 15 and August 15, principal due February 15, 2004, secured by a first mortgage lien on the original 20 hotel properties (or applicable replacement collateral) and additional capital contributions of up to $150 million by Mr. Hammons and an entity under his control.
         (Note 1(b))                                                                     $294,775          $300,000

      1995 First Mortgage Notes, interest at 9.75%, interest only payable April
         1 and October 1, principal due October 1, 2005, secured by a first mortgage lien on the original six hotel properties (or applicable replacement collateral), a second mortgage lien on the original two hotel properties and additional capital contributions of up to $45
         million by Mr. Hammons.  (Note 1(b))                                              79,293            90,000

      Development bonds, interest rates at 7.125%, payable in scheduled installments through August 2015, certain of the obligations are subject to optional acceleration by the bondholders, secured by certain
         hotel facilities, fixtures and an assignment of rents.                            12,881            13,439

      Mortgage notes payable to banks, insurance companies and a state retirement plan, fixed rates ranging from 7.5% to 9.5% payable in scheduled installments through April 2027, secured by certain hotel facilities, fixtures and an assignment of rents, with certain instruments subject to cross-collateralization provisions and with respect to approximately $280,909 and $285,706 for 2001 and 2000,
        respectively, of mortgage notes, a personal guarantee of JQH.                     303,237           308,793

      Mortgage notes payable to banks, variable interest rates at LIBOR plus
         2.25% to prime plus 0.50% payable in scheduled installments through
         February 2008, with a certain instrument subject to a ceiling and a floor, also with a certain instrument subject to an interest rate swap agreement (Note 7), secured by certain hotel facilities, fixtures and an assignment of rents, and with respect to approximately $115,874 and
         $117,184 for 2001 and 2000, respectively, of mortgage notes, a personal
         guarantee of JQH.                                                                115,874           117,370

      Other notes payable, interest at 8.125%, payable in scheduled installments through March 2003, secured by certain hotel improvements, furniture,
         fixtures and related equipment.                                                    6,947             7,105
                                                                                         --------           -------



John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                              11
------------------------------------------------------------------------------

                                              Fiscal Year End
                                        ---------------------------

                                            2001              2000
                                        -----------       ---------

                                          813,007           836,707
      Less- current portion               (38,862)          (56,258)
                                        -----------       ----------

                                         $774,145          $780,449
                                        ===========       ==========

     The indenture agreements relating to the 1994 and 1995 First Mortgage Notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners, stockholders or affiliates, incur certain liens, engage in mergers or consolidations and requires certain interest coverage ratios, as defined. In addition, certain of the other credit agreements include subjective acceleration clauses and limit, among others, the incurrence of certain liens and additional indebtedness and require the achievement or maintenance of certain financial covenants. The 1994 and 1995 First Mortgage Notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

     The Partnership paid or refinanced approximately $63,268, $9,701 and $28,000 of long-term debt in 2001, 2000 and 1999, respectively. In connection with these transactions, the Partnership incurred approximately $474, $0 and $200, respectively, in charges related to the early extingushment of debt. These debt extinguishment charges have been reflected in the accompanying consolidated statements of operations as extraordinary items.

     Scheduled maturities of long-term debt as of December 28, 2001 are summarized as follows:

                      Fiscal Year Ending                  Amount
            -----------------------------------------------------------
              2002                                         $  38,862
              2003                                            84,852
              2004                                           349,589
              2005                                            87,879
              2006                                            18,775
              Thereafter                                     233,050
                                                           ----------
                                                            $813,007
                                                           ==========

(6)  Commitments and Contingencies-
     -----------------------------

     (a)  Operating Leases--The hotel properties lease certain equipment and
          ----------------
          land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these non-related party leases was approximately $3,114, $3,311 and $3,350 for the fiscal years ended 2001, 2000 and 1999, respectively, which has been included in general, administrative, sales and management service expenses.

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements (000's omitted)                    12
--------------------------------------------------------------------------------


          The Partnership operates two trade centers located in Joplin, Missouri, and Portland, Oregon. Both of the facilities in which these trade centers operate are owned by Mr. Hammons. The lease agreement for the Joplin trade center stipulates nominal rentals for each of the fiscal years ended 2001, 2000 and 1999 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri, from a partnership (of which Mr. Hammons is a partner). Annual payments for 2001 were approximately $247. Beginning January 1, 2002, the Partnership extended the leases for the home office for a term expiring December 31, 2004 for approximately $250 per year. The Partnership has also entered into land leases with Mr. Hammons for three operating hotel properties. Subject to the Partnership exercising purchase options provided under these agreements, these leases extend through 2008, 2036 and 2045, respectively, and require aggregate minimum annual payments of approximately $390. Rent expense for these related party leases was approximately $937, $890 and $787 for the fiscal years ended 2001, 2000 and 1999, respectively.

          The minimum annual rental commitments for noncancellable operating leases at December 28, 2001 are as follows:

              Fiscal Year
                Ending         Mr. Hammons             Other            Total
             -----------       -----------         -----------        ---------
                2002            $     943           $  1,679         $  2,622
                2003                  943                968            1,911
                2004                  948                734            1,682
                2005                  395                605            1,000
                2006                  395                495              890
             Thereafter             9,945             38,321           48,266
                                  -------            -------          -------
                                  $13,569            $42,802          $56,371
                                  =======            =======          =======

     (b)  Hotel Development--Currently, the Partnership does not have any
          -----------------
          hotels under construction nor does it have any plans to start construction.

     (c)  Legal Matters--The Partnership is party to various legal proceedings
          -------------
          arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

(7)  Financial Instruments with Off-Balance-Sheet Risk-
     -------------------------------------------------

     During 2001, the Partnership has entered into an interest rate swap agreement in order to manage its interest rate risk on a long-term bank borrowing approximating $27,665 discussed in Note 5. The initial notional amount under the swap agreement was also $27,665. This notional amount is scheduled to decline over the life of the swap agreement consistent with the scheduled maturities of long-term debt. The swap agreement is scheduled to expire in October 2003 concurrent with maturing of debt. The notional amount of this

John Q. Hammons Hotels, L.P.


Notes To Consolidated Financial Statements
(000's omitted)                                                              13
-------------------------------------------------------------------------------

     agreement was $27,610 at December 28, 2001. The fixed interest rate (Partnership pay rate) per the agreement is 5.5%. The floating interest rate for the agreement (Partnership receive rate) is a variable rate tied to LIBOR plus 2.25% (4.4% at December 28, 2001).

(8)  Fair Value of Financial Instruments-
     -----------------------------------

     The fair values of marketable securities and long-term debt approximate their respective historical carrying amounts except with respect to the 1994 and 1995 First Mortgage Notes for which the aggregate fair market value was approximately $376,000 and $353,000 at December 28, 2001 and December 29, 2000, respectively. The fair value of the First Mortgage Notes issued is estimated by obtaining quotes from brokers.


(9)  Subsequent Event-
     ----------------

     Subsequent to December 28, 2001, the Partnership has agreed to issue approximately 12,000 general partner units to the Company with the proceeds from the issuance of the Company's Common Stock to the board of directors. The number of general partner units to be issued is equivalent to the number of shares issued as outlined by the partnership agreement. Had the units been issued in fiscal 2001, the effect would not have had a material impact on the net loss.