Form 10-Q
period 2002-03-29
HAMMONS JOHN Q HOTELS LP
filed 2002-05-10
CIK 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

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
                                 (000's omitted)

                                     ASSETS


                                                          MARCH 29, 2002      DECEMBER 28, 2001
                                                          ---------------     -----------------
                                                            (UNAUDITED)            (AUDITED)
CURRENT ASSETS:

  Cash and equivalents                                    $        31,402      $        33,180

  Marketable securities                                            10,201               11,016

  Receivables:
   Trade, less allowance for doubtful accounts of $231             12,073               10,771
   Other                                                              617                  824
   Management fees                                                    206                  148

  Inventories                                                       1,338                1,288

  Prepaid expenses and other                                        2,592                3,446
                                                          ---------------      ---------------

   Total current assets                                            58,429               60,673

PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                            61,144               61,140
  Buildings and improvements                                      741,406              745,277
  Furniture, fixture and equipment                                313,130              312,079
  Construction in progress                                          5,670                1,868
                                                          ---------------      ---------------
                                                                1,121,350            1,120,364

  Less-accumulated depreciation and amortization                 (336,039)            (326,906)
                                                          ---------------      ---------------
                                                                  785,311              793,458


DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net            28,430               27,593
                                                          ---------------      ---------------

TOTAL ASSETS                                              $       872,170      $       881,724
                                                          ===============      ===============


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                             LIABILITIES AND EQUITY


                                                       MARCH 29, 2002       DECEMBER 28, 2001
                                                       --------------       -----------------
                                                         (UNAUDITED)            (AUDITED)
LIABILITIES:

  Current portion of long-term debt                       $  40,881            $  38,862

  Accounts payable                                            3,891                5,626

  Accrued expenses:
   Payroll and related benefits                               5,455                7,307
   Sales and property taxes                                  12,132               11,680
   Insurance                                                  2,556                2,308
   Interest                                                   7,330               11,999
   Utilities, franchise fees and other                        7,507                6,152
                                                          ---------            ---------
     Total current liabilities                               79,752               83,934

  Long-term debt                                            767,566              774,145
  Other obligations                                           2,421                2,339
                                                          ---------            ---------
     Total liabilities                                      849,739              860,418
                                                          ---------            ---------

EQUITY:
  Contributed capital                                        96,436               96,436
  Partners' and other deficits, net                         (74,005)             (75,130)
                                                          ---------            ---------
     Total equity                                            22,431               21,306
                                                          ---------            ---------

TOTAL LIABILITIES AND EQUITY                              $ 872,170            $ 881,724
                                                          =========            =========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                                  THREE MONTHS ENDED
                                                            MARCH 29, 2002  MARCH 30, 2001
                                                            --------------  --------------
                                                             (UNAUDITED)      (UNAUDITED)

REVENUES:
  Rooms                                                      $  65,490          $  69,940
  Food and beverage                                             29,287             31,668
  Meeting room rental and other                                 12,652             13,701
                                                             ---------          ---------
    Total revenues                                             107,429            115,309

OPERATING EXPENSES:
  Direct operating costs and expenses:
    Rooms                                                       16,056             17,206
    Food and beverage                                           22,155             24,761
    Other                                                          709                864

  General, administrative and sales expenses                    33,009             35,074

  Repairs and maintenance                                        4,355              4,371

  Depreciation and amortization                                 12,992             13,548
                                                             ---------          ---------

    Total operating costs                                       89,276             95,824
                                                             ---------          ---------

INCOME FROM OPERATIONS                                          18,153             19,485

OTHER INCOME (EXPENSE):
  Interest income                                                  254                641
  Interest expense and amortization of deferred financing
  fees                                                         (17,252)           (18,890)
                                                             ---------          ---------

NET INCOME                                                   $   1,155          $   1,236
                                                             =========          =========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)


                                       CONTRIBUTED      PARTNERS' AND OTHER
                                         CAPITAL          EQUITY (DEFICIT)
                                       ----------       --------------------
                                         General        General     Limited
                                         Partner        Partner     Partner       Total
                                         --------       --------    --------     --------
BALANCE, December 28, 2001 (audited)     $ 96,436       $(89,241)   $ 14,111     $ 21,306
Distributions                                  --            (30)         --          (30)
Net Income                                     --            278         877        1,155
                                         --------       --------    --------     --------
BALANCE, March 29, 2002 (unaudited)      $ 96,436       $(88,993)   $ 14,988     $ 22,431
                                         ========       ========    ========     ========


                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)



                                                                      THREE MONTHS ENDED
                                                              MARCH 29, 2002    MARCH 30, 2001
                                                              --------------    --------------
                                                               (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  1,155          $  1,236

Adjustment to reconcile net income to cash provided
by operating activities:
    Depreciation, amortization and loan cost amortization         13,510            14,100

Changes in certain assets and liabilities:
    Receivables                                                   (1,153)           (4,733)
    Inventories                                                      (50)               52
    Prepaid expenses and other                                       854               615
    Accounts payable                                              (1,735)           (1,671)
    Accrued expenses                                              (4,466)           (5,987)
    Other obligations                                                 82               573
                                                                --------          --------
       Net cash provided by operating activities                   8,197             4,185
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net                      (4,711)           (1,870)
    Franchise fees and other                                      (1,489)           (1,815)
    (Purchase) sale of marketable securities, net                    815            (2,955)
                                                                --------          --------
       Net cash used in investing activities                      (5,385)           (6,640)
                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                            (4,560)           (1,804)
    Distributions                                                    (30)              (30)
                                                                --------          --------
       Net cash used in financing activities                      (4,590)           (1,834)
                                                                --------          --------
       Decrease in cash and equivalents                           (1,778)           (4,289)

CASH AND EQUIVALENTS, beginning of period                         33,180            45,554
                                                                --------          --------
CASH AND EQUIVALENTS, end of period                             $ 31,402          $ 41,265
                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized              $ 21,366          $ 22,879
                                                                ========          ========



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, L.P. and our wholly owned subsidiaries. Our subsidiaries consist of John Q. Hammons Hotels Finance Corporation and John Q. Hammons Hotels Finance Corporation II, both corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

Prior to our offerings of first mortgage notes in February 1994 and November 1995, and a public offering of common stock in November 1994 by our general partner, John Q. Hammons Hotels, Inc., we owned and operated ten hotel properties. In conjunction with those offerings, we obtained through transfers or contributions from Mr. John Q. Hammons or enterprises that he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of catering corporations and management contracts relating to all of Mr. Hammons' hotels.

We are directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises that transferred or contributed net assets to us. Accordingly, the accompanying financial statements present, as a combination of entities under common control as if using the pooling method of accounting, the financial position and related results of operations of all entities on a consolidated basis for all periods presented.

All significant balances and transactions between the entities and properties have been eliminated.

Mr. Hammons and entities directly or indirectly owned or controlled by him are our only limited partners. Mr. Hammons, through his voting control of our general partner, continues to be in control of us.

2.  GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2001, which included financial statements for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2002. These securities are valued at current market value, which approximates cost.

3.  ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, our income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, we redeemed 1,271,311 partnership units held by our general partner for funds we advanced to the general partner to repurchase its common stock. Effective December 29, 2001, we sold 11,760 partnership units to our general partner. The number of units exchanged is equivalent to the number of shares repurchased or sold, as outlined by our Partnership Agreement. As a result, the allocation percentages changed to approximately 24% for our general partner and 76% for our limited partners.

In the event we have taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to the limited partners. As of March 29, 2002, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute $150,000 each year to our general partner for state franchise taxes. In the first quarter of 2002, we distributed $30,000 of this amount.

4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually, or with a group of other assets, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted this statement with no significant impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement with no material impact on our financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "the Partnership," "we," "us," "our" and other references to our company refer to John Q. Hammons Hotels, L.P., John Q. Hammons Hotels Finance Corporation and John Q. Hammons Hotels Finance Corporation II, including all of our subsidiaries.

For purposes of this discussion, we classify new hotels as those hotels opened during the current year and the prior year, and define all other hotels as mature hotels. The distinction between mature and new hotels has become much less significant over time. For example, in 2002, we have no new hotels, and in 2001, the new hotels included only two hotels opened in 2000, and the mature hotels included 45 hotels opened before 2000.

Our past development activity restricts our ability to grow per share income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we expect, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

We announced on September 11, 1998, that we were ceasing new development activity, except for the hotels then under construction. We opened the last two hotels under construction in the first quarter of 2000, and currently we have no hotels under construction. Although we are not developing new hotels, Mr. Hammons continues to personally develop new hotels. During 2000, we entered into a five-year management contract with Mr. Hammons whereby we pay a maximum of 1.5% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale.

RESULTS OF OPERATIONS. The following discussion and analysis addresses results of operations for the three month periods ended March 29, 2002 (which we refer to as the 2002 Quarter) and March 30, 2001 (which we refer to as the 2001 Quarter).

For the 2002 Quarter, our total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $31.1 million, a 5.8% decrease from the 2001 Quarter EBITDA of $33.0 million. As a percentage of total revenues, EBITDA increased to 29.0% in the 2002 Quarter from 28.6% in the 2001 Quarter, primarily as a result of improved operating margins in rooms and food and beverage, as well as a reduction in energy costs.

Total revenues for the 2002 Quarter were $107.4 million, a decrease of $7.9 million, or 6.9%, compared to the 2001 Quarter. The recent economic slowdown continued to adversely affect our performance. A sharper than anticipated decline in business and leisure travel were principally reflected in decreased occupancies and, at times, resulting lower room rates.

Rooms revenues decreased $4.4 million, or 6.3%, from the 2001 Quarter, but as a percentage of total revenues increased slightly to 61.0% from 60.6%. The dollar decrease was primarily due to the effects of the economic slowdown discussed in the preceding paragraph. Our average room rate decreased to $99.12, a 4.4% decrease compared to the 2001 Quarter average room rate of $103.68, and our occupancy for the 2002 Quarter was 62.4% compared to 63.7% in the 2001 Quarter. In comparison, the average room rate for the hotel industry was $84.71 in the 2002 Quarter, down 5.1% from the 2001 Quarter. Occupancy for the hotel industry was 55.6% in the 2002 Quarter, down 5.6% from the 2001 Quarter. Our Revenue Per Available Room, or RevPAR, was $61.86 in the 2002 Quarter, down 6.4% from $66.07 in the 2001 Quarter. RevPAR for the hotel industry in the 2002 Quarter was $47.07, down 10.5% from the 2001 Quarter.

Food and beverage revenues decreased $2.4 million, or 7.6%, compared to the 2001 Quarter, and decreased slightly as a percentage of total revenues to 27.3% from 27.5%. The dollar decrease was related to the lower occupancy rates discussed above.

Meeting room rental and other revenues decreased $1.0 million, or 7.3%, from the 2001 Quarter and decreased slightly as a percentage of revenues to 11.8% from 11.9%. The decrease was related to the lower occupancy rates discussed above.

Rooms operating expenses decreased $1.1 million, or 6.4%, compared to the 2001 Quarter, but remained stable as a percentage of rooms revenues, at 24.6%. The dollar decrease was attributable to cost control measures we implemented in labor expenditures, as demand and occupancy decreased.

Food and beverage operating expenses decreased $2.6 million, or 10.5%, compared to the 2001 Quarter, and decreased as a percentage of food and beverage revenues to 75.8% from 78.2%. The decrease was attributable to lower labor and food costs associated with lower food and beverage sales.

Other operating expenses decreased by $0.2 million, or 22.2%, from the 2001 Quarter. The decrease was primarily attributable to decreased telephone costs compared to the 2001 Quarter.

General, administrative and sales expenses decreased $2.1 million, or 6.0%, over the 2001 Quarter, but increased as a percentage of total revenues to 30.7% from 30.4%. The dollar decrease was primarily attributable to our focus on controlling overhead expenses and reduced energy costs.

Repairs and maintenance expenses remained stable at $4.4 million, but increased as a percentage of revenues to 4.1% from 3.8% in the 2001 Quarter.

Depreciation and amortization expenses decreased $0.5 million, or 3.7%, compared to the 2001 Quarter, but increased as a percentage of revenues to 12.1% from 11.7%. The dollar decrease is primarily attributable to our cessation of new development.

Income from operations decreased $1.3 million, or 6.7%, compared to the 2001 Quarter, but remained stable as a percentage of revenues at 16.9%.

Interest expense and amortization of deferred financing fees decreased by $1.6 million, or 8.5%, from the 2001 Quarter, and decreased as a percentage of total revenues to 16.1% from 16.4%, as the result of lower interest rates and reductions in existing debt.

Net income was $1.2 million in the 2002 and 2001 Quarter, as decreased occupancy and RevPAR in the 2002 Quarter were offset by reduced costs.

LIQUIDITY AND CAPITAL RESOURCES.

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, service debt and fund capital expenditures.

At March 29, 2002, we had $31.4 million of cash and equivalents and $10.2 million of marketable securities, compared to $33.2 million and $11.0 million, respectively, at the end of 2001. Such amounts are available for our working capital requirements.

Operating activities provided $8.2 million for the 2002 Quarter compared to $4.2 million for the 2001 Quarter. This change is attributable to a decrease in accounts receivable in the 2002 Quarter as a result of reduced revenue and the reclassification of pending insurance claims, as discussed below.

At March 29, 2002, our total debt was $808.4 million compared with $813.0 million at the end of 2001, and $834.9 million at the end of the 2001 Quarter. The decrease is attributable to the $26.5 million reduction in existing debt since the end of the 2001 Quarter. The current portion of long-term debt was $40.9 million, compared with $38.9 million at the end of 2001. Of the 2002 current portion of long-term debt, $23.0 million is attributable to the Omaha Embassy Suites property.

We are in the process of attempting to refinance our long-term debt and approximately $30.1 million of our short-term debt, including the debt on the Omaha Embassy Suites. On April 22, 2002, we announced our cash tender offer to purchase our outstanding 1994 and 1995 first mortgage notes, and our solicitation of waivers of the indentures and collateral documents governing the notes to permit a refinancing. The tender offer expires on May 17, 2002 unless we elect to extend it. Our tender offers are subject to a financing condition, as well as various other terms and conditions. The notes tendered will be purchased with a portion of the proceeds of our refinancing. If we are unable to successfully complete the refinancing as planned, we will pursue other alternatives, including an extension or refinancing of our existing debt.

We expect 2002 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2002 capital requirements for normal recurring capital improvement projects.

During fiscal 2000, through our general partner, we initiated claims against certain of its construction service providers as well as with its insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows at certain of our hotel properties. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of March 29, 2002, we have incurred approximately $9.7 million, of which $1.3 million was incurred in the 2002 Quarter, of an estimated $12.0 million of costs to correct the underlying moisture problem. We will continue to vigorously pursue insurance recovery of these costs. In the fourth quarter of 2001, however, we recorded additional depreciation expense of approximately $6.1 million to bring the total charge for the year to $7.6 million to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income.

                           FORWARD LOOKING STATEMENTS

         This quarterly report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, our prospects and our financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

         -    general economic conditions;
         -    competition;
         -    changes in operating costs, particularly energy and labor costs;
         - unexpected events, such as the September 11, 2001 terrorist attacks;
         - risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;
         -    seasonality of the hotel business;
         -    cyclical over-building in the hotel and leisure industry;
         - requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;
         -    costs of complying with environmental laws; and
         -    costs of complying with applicable state and federal regulations.

         We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

  SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE 1994 AND 1995 COLLATERAL
                                     HOTELS

The following tables set forth, as of March 29, 2002, and December 28, 2001, unaudited selected financial information with respect to the seventeen hotels collateralizing our 1994 notes and the eight hotels collateralizing our 1995 notes and of the Partnership, excluding Unrestricted Subsidiaries (as defined in the indentures governing the notes), which we refer to as the Restricted Group.

                                                                      12 MONTHS ENDED MARCH 29, 2002
                                             ----------------------------------------------------------------------------------
                                                     1994                 1995               Management               Total
                                                  Collateral           Collateral            Operations            Restricted
                                                    Hotels               Hotels                Groups                 Group
                                             ----------------------------------------------------------------------------------
                                                               (Dollars in Thousands, except operating data)
Statement of operations data:

Operating revenues                                   $146,086              $53,280               $11,480  (a)          $210,846

Operating expenses:

   Direct operating costs and                          55,638               19,915                    --                 75,553
   expenses

   General, administrative, sales and
   management expenses (b)                             44,141               17,624                 1,496  (c)            63,261

   Repairs and maintenance                              6,176                2,547                    --                  8,723

   Depreciation and amortization                       18,739                6,793                   694                 26,226
                                             -----------------      ---------------       ---------------         --------------

Total operating expenses                              124,694               46,879                 2,190                173,763
                                             -----------------      ---------------       ---------------         --------------

Income from operations                               $ 21,392              $ 6,401               $ 9,290               $ 37,083
                                             =================      ===============       ===============         ==============

Operating data:

Occupancy                                               63.9%                61.2%
Average daily room rate                              $  91.58              $ 80.33
RevPar                                               $  58.52              $ 49.16

(a) Represents management revenues derived from the hotels owned by our subsidiary, John Q. Hammons Hotels Two L.P. and the hotels owned by Mr. Hammons that we manage.
(b) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.
(c) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management revenues allocated to the 1994 and 1995 Collateral Hotels.

                                                                     12 MONTHS ENDED DECEMBER 28, 2001
                                             -----------------------------------------------------------------------------------
                                                     1994                 1995               Management               Total
                                                  Collateral           Collateral            Operations            Restricted
                                                    Hotels               Hotels                Groups                 Group
                                             -----------------------------------------------------------------------------------
                                                               (Dollars in Thousands, except operating data)
Statement of operations data:

Operating revenues                                   $149,995              $54,568               $11,611  (a)          $216,174

Operating expenses:

   Direct operating costs and                          57,237               20,637                    --                 77,874
   Expenses

   General, administrative, sales and
   management expenses (b)                             45,037               17,961                 1,755  (c)            64,753

   Repairs and maintenance                              6,212                2,601                    --                  8,813

   Depreciation and amortization                       18,744                6,794                   719                 26,257
                                             -----------------      ---------------       ---------------         --------------

Total operating expenses                              127,230               47,993                 2,474                177,697
                                             -----------------      ---------------       ---------------         --------------

Income from operations                               $ 22,765              $ 6,575               $ 9,137               $ 38,477
                                             =================      ===============       ===============         ==============

Operating data:

Occupancy                                               64.8%                61.6%
Average daily room rate                              $  92.60              $ 81.06
RevPar                                               $  60.00              $ 49.93

(a) Represents management revenues derived from the hotels owned by our subsidiary, John Q. Hammons Hotels Two L.P. and the hotels owned by Mr. Hammons that we manage.
(b) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management expenses allocated to the respective hotels.
(c) General, administrative, sales and management expenses for the 1994 and 1995 Collateral Hotels includes management revenues allocated to the 1994 and 1995 Collateral Hotels.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of March 29, 2002:



                                                               EXPECTED MATURITY DATE
                                                                   (in millions)
                                                                                                                  Fair
                                                                                             There-               Value
                                                2002(d)  2003      2004     2005    2006      After      Total      (e)
Long-Term Debt                           (a)

 $300 Million 1st Mortgage Notes                $ --     $ --      $295     $ --    $ --      $ --      $ 295     $ 296
    Average interest rate                (b)     8.9%     8.9%      8.9%      --      --        --        8.9%

 $90 Million 1st Mortgage Notes                 $ --     $ --      $ --     $ 79    $ --      $ --      $  79     $  82
    Average interest rate                (b)     9.8%     9.8%      9.8%     9.8%     --        --        9.8%

 Other fixed-rate debt obligations              $ 38     $ 51      $  6     $  7    $  7      $210      $ 319     $ 319
    Average interest rate                (b)     8.6%     8.3%      8.3%     8.2%    8.2%      8.6%       8.5%

 Other variable-rate debt obligations           $  3     $ 29      $ 47     $  1    $ 11      $ 24      $ 115     $ 115
    Average interest rate                (c)     4.8%     4.8%     4.8%      4.8%    4.8%      4.8%       4.8%


(a)  Includes amounts reflected as long-term debt due within one year.
(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of March 29, 2002, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.
(d) The 2002 balances include actual and projected principal payments and weighted average interest rates for the years.
(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1st Mortgage Notes and the $90 million 1st Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

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

                  JOHN Q. HAMMONS HOTELS, L.P.

                  By:   John Q. Hammons Hotels, Inc.
                        its General Partner

                  By:   /s/ John Q. Hammons
                        John Q. Hammons, Chairman,
                        Founder, and Chief Executive Officer

                  By:   /s/ Paul E. Muellner
                        ---------------------------------------------------
                        Paul E. Muellner, Chief Financial Officer

                  JOHN Q. HAMMONS HOTELS FINANCE CORPORATION

                  By:   /s/ John Q. Hammons
                        ----------------------------------------------------
                        John Q. Hammons, Chairman,
                        Founder, and Chief Executive Officer

                  By:   /s/ Paul E. Muellner
                        Paul E. Muellner, Chief Financial Officer


                  JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II

                  By:   /s/ John Q. Hammons
                        ----------------------------------------------------
                        John Q. Hammons, Chairman,
                        Founder, and Chief Executive Officer

                  By:   /s/ Paul E. Muellner
                        ----------------------------------------------------
                        Paul E. Muellner, Chief Financial Officer



Dated: May 10, 2002