Form 10-Q
period 2002-06-28
HAMMONS JOHN Q HOTELS LP
filed 2002-08-09
CIK 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          JOHN Q. HAMMONS HOTELS, L.P.
                   JOHN Q. HAMMONS HOTELS FINANCE CORPORATION
                  JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 43-1523951
                MISSOURI                                 43-1680322
                MISSOURI                                 43-1720400
                MISSOURI                                 33-1006528
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)


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


                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                JUNE 28, 2002      DECEMBER 28, 2001
                                                                                -------------      -----------------
                                                                                 (UNAUDITED)           (AUDITED)
CURRENT ASSETS:
    Cash and equivalents                                                        $      37,208      $          33,180
    Marketable securities                                                              16,161                 11,016

    Receivables:
      Trade, less allowance for doubtful accounts of $231                              10,573                 10,771
      Other                                                                               699                    824
      Management fees                                                                     220                    148
    Inventories                                                                         1,130                  1,288
    Prepaid expenses and other                                                          2,031                  3,446
                                                                                -------------      -----------------
      Total current assets                                                             68,022                 60,673

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                              61,164                 61,140
    Buildings and improvements                                                        740,686                745,277
    Furniture, fixture and equipment                                                  315,644                312,079
    Construction in progress                                                           11,685                  1,868
                                                                                -------------      -----------------
                                                                                    1,129,179              1,120,364
    Less-accumulated depreciation and amortization                                   (349,129)              (326,906)
                                                                                -------------      -----------------
                                                                                      780,050                793,458

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net
    including $13,407 and $11,478 of restricted cash at
    June 28, 2002 and December 28, 2001, respectively                                  38,885                 27,593
                                                                                -------------      -----------------
TOTAL ASSETS                                                                    $     886,957      $         881,724
                                                                                =============      =================

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                             LIABILITIES AND EQUITY


                                                                                JUNE 28, 2002      DECEMBER 28, 2001
                                                                                -------------      -----------------
                                                                                 (UNAUDITED)           (AUDITED)
LIABILITIES:
    Current portion of long-term debt                                           $       8,260      $          38,862
    Accounts payable                                                                    4,687                  5,626

    Accrued expenses:
      Payroll and related benefits                                                      8,002                  7,307
      Sales and property taxes                                                         15,518                 11,680
      Insurance                                                                         2,406                  2,308
      Interest                                                                          5,262                 11,999
      Utilities, franchise fees and other                                               8,421                  6,152
                                                                                -------------      -----------------
         Total current liabilities                                                     52,556                 83,934

    Long-term debt                                                                    813,341                774,145
    Other obligations                                                                   2,603                  2,339
                                                                                -------------      -----------------
         Total liabilities                                                            868,500                860,418
                                                                                -------------      -----------------

EQUITY:
    Contributed capital                                                                96,452                 96,436
    Partners' and other deficits, net                                                 (77,995)               (75,130)
                                                                                -------------      -----------------
         Total equity                                                                  18,457                 21,306
                                                                                -------------      -----------------
TOTAL LIABILITIES AND EQUITY                                                    $     886,957      $         881,724
                                                                                =============      =================


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 28, 2002    JUNE 29, 2001    JUNE 28, 2002    JUNE 29, 2001
                                                          -------------    -------------    -------------    -------------
                                                           (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES:
    Rooms                                                 $      71,551    $      72,222    $     137,041    $     142,162
    Food and beverage                                            30,101           30,238           59,388           61,906
    Meeting room rental and other                                13,509           14,490           26,161           28,191
                                                          -------------    -------------    -------------    -------------
      Total revenues                                            115,161          116,950          222,590          232,259

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                      17,712           18,153           33,768           35,359
      Food and beverage                                          23,219           25,192           45,374           49,953
      Other                                                         896              905            1,605            1,769

    General, administrative and sales expenses                   34,770           33,547           67,779           68,621
    Repairs and maintenance                                       4,602            4,585            8,957            8,956
    Depreciation and amortization                                13,096           13,684           26,088           27,232
                                                          -------------    -------------    -------------    -------------
      Total operating costs                                      94,295           96,066          183,571          191,890
                                                          -------------    -------------    -------------    -------------
INCOME FROM OPERATIONS                                           20,866           20,884           39,019           40,369

OTHER INCOME (EXPENSE):
    Interest income                                                 194              512              448            1,153
    Interest expense and amortization of deferred
      financing fees                                            (18,232)         (18,386)         (35,484)         (37,276)
                                                          -------------    -------------    -------------    -------------
INCOME BEFORE EXTRAORDINARY ITEM                                  2,828            3,010            3,983            4,246
    Extraordinary item: Cost of extinguishment of debt           (6,792)             (50)          (6,792)             (50)
                                                          -------------    -------------    -------------    -------------
NET INCOME (LOSS)                                         $      (3,964)   $       2,960    $      (2,809)   $       4,196
                                                          =============    =============    =============    =============


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)


                                                    CONTRIBUTED       PARTNERS' AND OTHER
                                                      CAPITAL          EQUITY (DEFICIT)
                                                   ------------   ----------------------------
                                                     General         General         Limited
                                                     Partner         Partner         Partner          Total
                                                   ------------   ------------    ------------    ------------
BALANCE, December 28, 2001 (audited)               $     96,436   $    (89,241)   $     14,111    $     21,306
Distributions to partners (unaudited)                        --            (90)             --             (90)
Advances from general partner for
     shares of treasury stock (unaudited)                    16             34              --              50
Net loss (unaudited)                                         --           (675)         (2,134)         (2,809)
                                                   ------------   ------------    ------------    ------------
BALANCE, June 28, 2002 (unaudited)                 $     96,452   $    (89,972)   $     11,977    $     18,457
                                                   ============   ============    ============    ============



            See Notes to Condensed Consolidated Financial Statements

                           JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000's omitted)

                                                                                               SIX MONTHS ENDED
                                                                                       JUNE 28, 2002      JUNE 29, 2001
                                                                                       -------------      -------------
                                                                                        (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                              $      (2,809)     $       4,196

Adjustment to reconcile net income (loss) to cash provided by operating activities:
        Depreciation, amortization and loan cost amortization                                 27,102             28,388
        Extraordinary item                                                                     6,792                 50
        Non-cash director compensation                                                            50                 50

Changes in certain assets and liabilities:
        Receivables                                                                              251             (2,710)
        Inventories                                                                              158                206
        Prepaid expenses and other                                                             1,415                886
        Accounts payable                                                                        (939)              (175)
        Accrued expenses                                                                         163              3,800
        Other obligations                                                                        264                747
                                                                                       -------------      -------------
              Net cash provided by operating activities                                       32,447             35,438
                                                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment, net                                             (12,365)            (9,840)
        Franchise fees and other                                                              (2,315)            (2,843)
        Purchase of marketable securities, net                                                (5,145)            (6,007)
                                                                                       -------------      -------------
              Net cash used in investing activities                                          (19,825)           (18,690)
                                                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                             510,000                 --
        Repayments of debt                                                                  (501,406)            (9,179)
        Debt offering costs                                                                  (13,640)                --
        Debt redemption costs                                                                 (3,458)                --
        Distributions to partners                                                                (90)               (90)
                                                                                       -------------      -------------
              Net cash used in financing activities                                           (8,594)            (9,269)
                                                                                       -------------      -------------
              Increase in cash and equivalents                                                 4,028              7,479

CASH AND EQUIVALENTS, beginning of period                                                     33,180             45,554
                                                                                       -------------      -------------
CASH AND EQUIVALENTS, end of period                                                    $      37,208      $      53,033
                                                                                       =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                                 $      41,206      $      36,552
                                                                                       =============      =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, L.P. and its wholly owned subsidiaries, consisting of John Q. Hammons Hotels Finance Corporation, John Q. Hammons Hotels Finance Corporation II and John Q. Hammons Hotels Finance Corporation III, all corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

In conjunction with a public offering of common stock in November 1994 by our general partner, John Q. Hammons Hotels, Inc., we obtained through transfers or contributions from Mr. John Q. Hammons or enterprises that he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of catering corporations and management contracts relating to all of Mr. Hammons' hotels, to add to the ten hotel properties we already owned.

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

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2002. These securities are valued at cost, which approximates current market value.

3. ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, we redeemed 1,271,581 partnership units held by our general partner for funds we advanced to our general partner to repurchase its common stock. Effective December 29, 2001, we redeemed 11,760 partnership units held by our general partner. The number of partnership units exchanged was equivalent to the number of shares repurchased, as outlined by our partnership agreement. As a result, the allocation percentages changed to approximately 24% for the general partner and 76% for our limited partners.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of June 28, 2002, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted this statement in the first quarter of 2002 with no significant impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement in the first quarter of 2002 with no material impact on our financial position.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Due to the recent issuance of the standard, we are still assessing the potential impact to our financial statements; however, management expects that the extinguishment of debt losses classified as extraordinary items will be reclassified out of the extraordinary item caption.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Due to the recent issuance of the standard, we are still assessing the potential impact to our financial statements.

5. LONG-TERM DEBT

In May 2002, we refinanced approximately $495.0 million of debt with the issuance of the $510 million notes with interest at 8 7/8% and interest payable May 15th and November 15th, and principal due May 2012. Accordingly, we incurred an early extinguishment of debt charge of $6.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "we," "us," "our" and other references to our company refer to our general partner, John Q. Hammons Hotels, Inc., and to John Q. Hammons Hotels, L.P., including all of our subsidiaries.

Our past development activity limits our ability to grow net income in the near term. Fixed charges for new hotels (such as depreciation and amortization expense and interest expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we believe, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

We announced on September 11, 1998, that we were ceasing new development activity except for the hotels then under construction. We opened the last two hotels under construction in the first quarter of 2000, and currently we have no hotels under construction. Although we are not developing new hotels, Mr. Hammons continues to develop new hotels. During 2000, we entered into a five-year management contract with Mr. Hammons whereby we pay a maximum of 1.5% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale.


RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended June 28, 2002 (the "2002 Quarter"), and June 29, 2001 (the "2001 Quarter"). The results of operations for the three-month and six-month period ended June 28, 2002 are not indicative of the results to be expected for the full year.

For the 2002 Quarter, our total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $34.0 million, a decrease of 1.7% compared to the 2001 Quarter EBITDA of $34.6 million. As a percentage of total revenues, EBITDA decreased slightly to 29.5% in the 2002 Quarter from 29.6% in the 2001 Quarter, primarily as a result of costs related to changing franchise affiliations at three hotel properties during the 2002 Quarter. We incurred approximately $0.5 million in franchise termination charges. Without this one-time franchise termination charge, our EBITDA as a percentage of total revenues would have been 29.9%.

Total revenues for the 2002 Quarter were $115.2 million, a decrease of $1.8 million, or 1.5%, compared to the 2001 Quarter, primarily as a result of general economic conditions. The continuing economic slowdown and related decline in individual and group segments of corporate travel continued to be reflected in lower room rates as discussed below.

Rooms revenues decreased $0.6 million, or 0.8%, from the 2001 Quarter, but increased as a percentage of total revenues, to 62.2% from 61.7%. The dollar decrease was primarily due to the effects of the economic slowdown discussed in the preceding paragraph. Our average room rate decreased to $99.11, or 2.2%, compared to the 2001 Quarter average room rate of $101.39. In comparison, the average room rate for the hotel industry was $83.80 in the 2002 Quarter, down 3.1% from the 2001 Quarter, based on information from Smith Travel Research. Our occupancy for the 2002 Quarter increased to 68.2%, or 0.9 percentage points compared to the 2001 Quarter. Occupancy for the hotel industry was 63.3%, down
1.9 percentage points from the 2001 Quarter. Our Revenue Per Available Room (RevPAR) was $67.58 in the 2002 Quarter, down 0.9% from $68.22 in the 2001 Quarter. RevPAR for the hotel industry was $53.06, down 4.8% from the 2001 Quarter.

Food and beverage revenues decreased $0.2 million, or 0.7% compared to the 2001 Quarter, but increased as a percentage of total revenues, to 26.1% from 25.9% in the 2001 Quarter. The dollar decrease was related to the decrease in corporate travel described above.

Meeting room rental and other revenues decreased $1.0 million, or 6.9%, from the 2001 Quarter, and decreased as a percentage of revenues, to 11.7% from 12.4%, as the result of decreased corporate travel and the discontinuation in August 2001 of an energy surcharge that represented $1.5 million of revenues in the 2001 Quarter.

Rooms operating expenses decreased $0.5 million, or 2.7%, compared to the 2001 Quarter, and decreased as a percentage of rooms revenues to 24.7% from 25.2%. The percentage decrease related to management of labor costs.

Food and beverage operating expenses decreased $2.0 million, or 7.9%, compared to the 2001 Quarter, and decreased as a percentage of food and beverage revenues, to 77.1% from 83.2%. The decrease was attributable to lower food and labor costs associated with reduced food and beverage sales volume as well as enhanced food purchasing programs.

Other operating expenses remained stable at $0.9 million compared to the 2001 Quarter, but increased as a percentage of meeting room rental and other revenues, to 6.7% from 6.2%. The percentage increase was due to the decrease in meeting room rental and other revenues compared to the 2001 Quarter.

General, administrative and sales expenses increased $1.3 million, or 3.9%, over the 2001 Quarter, and increased as a percentage of total revenues to 30.2% from 28.6%. The increase was primarily attributable to franchise termination charges directly related to the franchise conversions for three hotels.

Repairs and maintenance expenses remained stable at $4.6 million, compared to the 2001 Quarter, and increased slightly as a percentage of revenues, to 4.0% from 3.9% in the 2001 Quarter.

Depreciation and amortization expenses decreased by $0.6 million, or 4.4%, compared to the 2001 Quarter, and decreased as a percentage of revenues to 11.4% from 11.7%. The decrease related to our cessation of new hotel development.

Income from operations remained stable at $20.9 million, compared to the 2001 Quarter, and increased as a percentage of revenue to 18.1% from 17.9%.

Income before extraordinary item was $2.8 million in the 2002 Quarter, compared to $3.0 million in the 2001 Quarter.

Net loss was $4.0 million in the 2002 Quarter, compared to net income of $3.0 million in the 2001 Quarter. The 2002 Quarter included a $6.8 million extraordinary item for the cost of extinguishment of debt.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion addresses results of operations for the six-month periods ended June 28, 2002 (the "2002 Six Months"), and June 29, 2001 (the "2001 Six Months").

For the 2002 Six Months, our total EBITDA was $65.1 million, a 3.7% decrease compared to the 2001 Six Months EBITDA of $67.6 million. As a percentage of total revenue, our EBITDA increased slightly to 29.2% in the 2002 Six Months from 29.1% in the 2001 Six Months.

Total revenues decreased to $222.6 million in the 2002 Six Months from $232.3 million in the 2001 Six Months, a decrease of $9.7 million or 4.2%. The decrease is attributable to ongoing weaknesses in the corporate travel segments of our business.

Rooms revenues decreased to $137.0 million in the 2002 Six Months from $142.2 million in the 2001 Six Months, a decrease of $5.2 million, or 3.7%, as a result of decreases in occupancy and average room rates. Rooms revenues as a percentage of total revenues increased slightly, to 61.5%, compared to 61.2% in the 2001 Six Months. The Company's average room rate decreased to $99.11 in the 2002 Six Months from $102.50 in the 2001 Six Months, a decrease of $3.39, or 3.3%. Occupancy decreased slightly to 65.3% in the 2002 Six Months from 65.5% in the 2001 Six Months, a decrease of 0.2 percentage points.

Food and beverage revenues decreased to $59.4 million in the 2002 Six Months from $61.9 million in the 2001 Six Months, a decrease of $2.5 million, or 4.0%, but increased slightly as a percentage of total revenues to 26.7% from 26.6% in the 2001 Six Months. The dollar decrease related to the decreased corporate travel discussed above.

Meeting room rental and other revenues decreased to $26.2 million in the 2002 Six Months from $28.2 million in the 2001 Six Months, a decrease of $2.0 million, or 7.1%. Meeting room rental and other revenues also decreased as a percentage of total revenues to 11.8% from 12.1% in the 2001 Six Months. The decrease was the result of decreased corporate travel and the absence of an energy surcharge, which was $1.7 million in the 2001 Six Months.

Rooms operating expenses decreased to $33.8 million in the 2002 Six Months from $35.4 million in the 2001 Six Months, a decrease of $1.6 million, or 4.5%. This expense decreased slightly as a percentage of rooms revenue, to 24.7% from 24.9% in the 2001 Quarter. The decrease related to management of labor costs.

Food and beverage operating expenses decreased to $45.4 million in the 2002 Six Months from $50.0 million in the 2001 Six Months, a decrease of $4.6 million, or 9.2%, as the result of decreased food and beverage revenues. These expenses also decreased as a percentage of food and beverages revenues in the 2002 Six Months to 76.4%, from 80.8% in the 2001 Six Months.

Other operating expenses decreased slightly to $1.6 million in the 2002 Six Months, from $1.8 million in the 2001 Six Months, and decreased as a percentage of meeting room rental and other income, to 6.1% in the 2002 Six Months from 6.4% in the 2001 Six Months.

General, administrative and sales expenses decreased to $67.8 million in the 2002 Six Months from $68.6 million in the 2001 Six Months, a decrease of $0.8 million, or 1.2%, but increased as a percentage of total revenues to 30.5% from 29.5% in the 2001 Six Months. The percentage increase in these expenses was primarily attributable to franchise termination charges directly related to the franchise conversions of three hotels.

Repairs and maintenance expenses remained stable at $8.9 million compared to the 2001 Six Months, but increased as a percentage of revenues to 4.0% from 3.8% in the 2001 Six Months.

Depreciation and amortization expenses decreased to $26.1 million in the 2002 Six Months from $27.2 million in the 2001 Six Months, a decrease of $1.1 million, or 4.0%, but remained stable as a percentage of total revenues at 11.7%. The dollar decrease was related to cessation of new hotel development.

Income from operations was $39.0 million in the 2002 Six Months compared to $40.4 million in the 2001 Six Months, a decrease of $1.4 million, or 3.5%. As a percentage of revenue, income from operations increased slightly to 17.5% in the 2002 Six Months compared to 17.4% in the 2001 Six Months.

Other expense, net of other income decreased to $35.0 million in the 2002 Six Months from $36.1 million in the 2001 Six Months, a decrease of $1.1 million, or 3.0%. As a percentage of total revenues, this expense increased to 15.7% from 15.5% in the 2001 Six Months. The dollar decrease related to a reduction in interest costs from floating rate debt and the effect of our debt repurchase program in 2001.

Income before extraordinary item was $4.0 million in the 2002 Six Months, compared to $4.2 million in the 2001 Six Months.

Net loss was $2.8 million in the 2002 Six Months, compared to net income of $4.2 million in the 2001 Six Months, as the result of the $6.8 million extraordinary item in the 2002 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, and to make distributions to fund some of the taxes allocable to partners.

At June 28, 2002, we had $37.2 million of cash and equivalents and $16.2 million of marketable securities, compared to $33.2 million and $11.0 million, respectively, at the end of 2001. Such amounts are available for working capital requirements.

Operating activities provided $32.4 million for the 2002 Six Months compared to $35.4 million for the 2001 Six Months. The decrease was attributable to a reduction in depreciation, amortization and loan cost amortization, and other working capital accounts.

During the second quarter of 2002, we completed the refinancing of our long-term debt and approximately $30.1 million of our short-term debt, including the debt on the Omaha Embassy Suites. We expect 2002 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2002 capital requirements for normal recurring capital improvement projects.

At June 28, 2002, our total debt was $821.6 million compared with $813.0 million at the end of 2001. The increase is attributable to a portion of the costs of refinancing our first mortgage notes. The current portion of long-term debt at June 28, 2002, was $8.3 million, compared to $38.9 million at the end of 2001.

We incurred net capital expenditures of approximately $12.4 million during the 2002 Six Months and $9.8 million during the 2001 Six Months. During the remainder of 2002, we expect capital expenditures to total approximately $9.8 million.

During fiscal 2000 we initiated claims against certain of our construction service providers as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows at certain of our hotel properties. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of June 28, 2002, we had incurred approximately $11.3 million of which $1.6 million was incurred in the 2002 Quarter, of an estimated $13.5 million of costs to correct the underlying moisture problem. We will continue to vigorously pursue insurance recovery of these costs. In the fourth quarter of 2001, however, we recorded additional depreciation expense of approximately $6.1 million to bring the total charge for that year to $7.6 million to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income

FORWARD-LOOKING STATEMENTS

NOTE - FORWARD-LOOKING STATEMENTS: Certain statements in this report contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

     o    General economic conditions;

     o    Competition;

     o    Changes in operating costs, particularly energy and labor costs;

     o    Unexpected events, such as the September 11, 2001 terrorist attacks;

     o Risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;

     o    Seasonality of the hotel business;

     o    Cyclical over-building in the hotel and leisure industry;

     o Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

     o    Costs of complying with applicable state and federal regulations.

     These risks and uncertainties are discussed in more detail in our other filings with the SEC and should be considered in evaluating any forward-looking statements contained in this report. We undertake no obligation to update or revise publicly any forward looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following table sets forth, as of June 28, 2002, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8?% first mortgage notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indentures relating to the notes, or the "Restricted Group"). Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                     TRAILING 12 MONTHS ENDED JUNE 28, 2002

                                              2002        Management               Total
                                        Collateral        Operations          Restricted
                                        Hotels (30)           Groups               Group
                                        -----------      -----------         -----------
Statement of operations data:
Operating revenues                      $   262,304      $     9,252(a)      $   271,556
Operating expenses:
   Direct operating costs and
   expenses                                  98,096               --              98,096
   General, administrative, sales
   and management expenses (b)               83,764           (1,478)(c)          82,286
   Repairs and maintenance                   10,917               --              10,917
   Depreciation and amortization             35,203              720              35,923
                                        -----------      -----------         -----------
Total operating expenses                    227,980             (758)            227,222
                                        -----------      -----------         -----------
Income from operations                  $    34,324      $    10,010         $    44,334
                                        ===========      ===========         ===========

Operating data:

 Occupancy                                     63.4%
 Average daily room rate                $     94.00
 RevPar                                 $     59.60


(a) Represents management revenues derived from the 17 non-collateral hotels and the nine managed hotels.

(b) General, administrative, sales and management expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management expenses for management operations reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of June 28, 2002:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                         Fair
                                                                                                    There-               Value
                                                 2002(d)     2003      2004      2005      2006     After     Total       (e)
                                                 -------    ------    ------    ------    ------    ------    ------    ------
Long-Term Debt                             (a)

 $510 Million 1st Mortgage Notes                 $    --    $   --    $   --        --    $   --    $  510    $  510    $  490
    Average interest rate                  (b)       8.9%      8.9%      8.9%      8.9%      8.9%      8.9%      8.9%

 Other fixed-rate debt obligations               $     7    $   35    $    6    $    7    $    8    $  210    $  273    $  273
    Average interest rate                  (b)       8.3%      8.0%      8.3%      8.3%      8.3%      8.6%      8.5%

 Other variable-rate debt obligations      (c)   $     1    $    1    $    1    $    1    $   10    $   25    $   39    $   39
    Average interest rate                            5.1%      5.1%      5.1%      5.1%      5.1%      5.1%      5.1%


(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of June 28, 2002, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2002 balances include actual and projected principal repayments and weighted average interest rates for the year.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million 1st Mortgage Notes. The fair value of the first mortgage notes is estimated by obtaining quotes from brokers.


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

               Not Applicable

ITEM 5.  Other Information

               Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

               None

          (b) Reports on Form 8-K

Form 8-K filed June 5, 2002, announcing that our general partner's board of directors approved the dismissal of Arthur Andersen, LLP and the selection of Deloitte & Touche, LLP, to serve as our independent auditors for the current fiscal year.

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

                               JOHN Q. HAMMONS HOTELS, L.P.

                               By: John Q. Hammons Hotels, Inc.
                                   its General Partner

                               By: /s/ John Q. Hammons
                                   -----------------------------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer

                               By: /s/ Paul E. Muellner
                                   -----------------------------------------
                                   Paul E. Muellner, Chief Financial Officer
                                   (Principal Financial Officer)

                               JOHN Q. HAMMONS HOTELS FINANCE CORPORATION

                               By: /s/ John Q. Hammons
                                   -----------------------------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer

                               By: /s/ Paul E. Muellner
                                   -----------------------------------------
                                   Paul E. Muellner, Chief Financial Officer
                                   (Principal Financial Officer)

                               JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II

                               By: /s/ John Q. Hammons
                                   -----------------------------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer

                               By: /s/ Paul E. Muellner
                                   -----------------------------------------
                                   Paul E. Muellner, Chief Financial Officer
                                   (Principal Financial Officer)

                               JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III

                               By: /s/ John Q. Hammons
                                   -----------------------------------------
                                   John Q. Hammons, Chairman,
                                   Founder, and Chief Executive Officer

                               By: /s/ Paul E. Muellner
                                   -----------------------------------------
                                   Paul E. Muellner, Chief Financial Officer
                                   (Principal Financial Officer)

Dated: August 9, 2002

                                  EXHIBIT INDEX


EXHIBIT NO.    TITLE
-----------    -----
99.1           Certification Statement of General Partner's Chief Executive
               Officer

99.2           Certification Statement of General Partner's Chief Financial
               Officer