Form 10-Q
period 2002-09-27
HAMMONS JOHN Q HOTELS LP
filed 2002-11-08
CIK 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to ________

Commission File number 033-7334001

                          JOHN Q. HAMMONS HOTELS, L.P.
                   JOHN Q. HAMMONS HOTELS FINANCE CORPORATION
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION II
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   43-1523951
                   MISSOURI                                   43-1680322
                   MISSOURI                                   43-1720400
                   MISSOURI                                   33-1006528
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
                                 (000's omitted)

                                    ASSETS

                                                                                   SEPTEMBER 27, 2002         DECEMBER 28, 2001
                                                                                   ------------------         -----------------
                                                                                       (UNAUDITED)                 (AUDITED)
CURRENT ASSETS:

    Cash and equivalents                                                                $  39,699                  $  33,180

    Marketable securities                                                                  16,091                     11,016

    Receivables:
      Trade, less allowance for doubtful accounts of $231                                  10,895                     10,771
      Other                                                                                   924                        824
      Management fees - related party                                                         209                        148

    Inventories                                                                             1,168                      1,288

    Prepaid expenses and other                                                              1,825                      3,446
                                                                                        ---------                  ---------
      Total current assets                                                                 70,811                     60,673

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                                  61,379                     61,140
    Buildings and improvements                                                            741,743                    745,277
    Furniture, fixture and equipment                                                      319,054                    312,079
    Construction in progress                                                               14,599                      1,868
                                                                                        ---------                  ---------

                                                                                        1,136,775                  1,120,364

    Less-accumulated depreciation and amortization                                       (362,380)                  (326,906)
                                                                                        ---------                  ---------

                                                                                          774,395                    793,458

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $14,747 and $11,478 of restricted cash at September 27, 2002 and
    December 28, 2001, respectively                                                        38,733                     27,593
                                                                                        ---------                  ---------
TOTAL ASSETS                                                                            $ 883,939                  $ 881,724
                                                                                        =========                  =========


            See Notes to Condensed Consolidated Financial Statements

                        JOHN Q. HAMMONS HOTELS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (000's omitted)

                           LIABILITIES AND EQUITY


                                                                                SEPTEMBER 27, 2002          DECEMBER 28, 2001
                                                                              ------------------------    -----------------------
                                                                                    (UNAUDITED)                 (AUDITED)
LIABILITIES:

    Current portion of long-term debt                                                  $  10,432                  $  38,862

    Accounts payable                                                                       3,484                      5,626

    Accrued expenses:
      Payroll and related benefits                                                         6,800                      7,307
      Sales and property taxes                                                            16,093                     11,680
      Insurance                                                                            2,319                      2,308
      Interest                                                                            16,292                     11,999
      Utilities, franchise fees and other                                                  9,575                      6,152
                                                                                   -------------               ------------
         Total current liabilities                                                        64,995                     83,934

    Long-term debt                                                                       801,981                    774,145
    Other obligations                                                                      2,830                      2,339
                                                                                   -------------               ------------
         Total liabilities                                                               869,806                    860,418
                                                                                   -------------               ------------

EQUITY:
    Contributed capital                                                                   96,452                     96,436
    Partners' and other deficits, net                                                    (82,319)                   (75,130)
                                                                                   -------------               ------------
         Total equity                                                                     14,133                     21,306
                                                                                   -------------               ------------

TOTAL LIABILITIES AND EQUITY                                                           $ 883,939                  $ 881,724
                                                                                   =============               ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPT. 27, 2002   SEPT. 28, 2001  SEPT. 27, 2002   SEPT. 28, 2001
                                                                  --------------   --------------  --------------   --------------
                                                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUES:
    Rooms                                                            $  68,938       $  64,419       $ 205,979         $ 206,581
    Food and beverage                                                   24,950          24,083          84,338            85,989
    Meeting room rental, related party management fee and other         12,021          11,753          38,182            39,944
                                                                     ---------       ---------       ---------         ---------
      Total revenues
                                                                       105,909         100,255         328,499           332,514

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                             17,731          17,398          51,499            52,757
      Food and beverage                                                 20,697          21,257          66,071            71,210
      Other                                                                840             792           2,445             2,561

    General, administrative and sales expenses                          34,963          33,012         102,742           101,633

    Repairs and maintenance                                              4,555           4,630          13,512            13,586

    Depreciation and amortization                                       13,203          13,799          39,291            41,031
                                                                     ---------       ---------       ---------         ---------

      Total operating costs                                             91,989          90,888         275,560           282,778
                                                                     ---------       ---------       ---------         ---------

INCOME FROM OPERATIONS                                                  13,920           9,367          52,939            49,736

OTHER INCOME (EXPENSE):
    Interest income                                                        308             474             756             1,627
    Interest expense and amortization of deferred financing fees       (17,931)        (18,079)        (53,415)          (55,355)
                                                                     ---------       ---------       ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 (3,703)         (8,238)            280            (3,992)
    Extraordinary item: Cost of extinguishment of debt                    (591)           (424)         (7,383)             (474)
                                                                     ---------       ---------       ---------         ---------

NET LOSS                                                             $  (4,294)      $  (8,662)      $  (7,103)        $  (4,466)
                                                                     =========       =========       =========         =========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                 (000's omitted)

                                                                  CONTRIBUTED             PARTNERS' AND OTHER
                                                                    CAPITAL                 EQUITY (DEFICIT)
                                                                -----------------    -----------------------------
                                                                    General             General          Limited
                                                                    Partner             Partner          Partner      Total
                                                                -----------------    -------------     -----------  ----------
BALANCE, December 28, 2001 (audited)                                 $ 96,436          $(89,241)         $ 14,111     $ 21,306
Distributions to partners (unaudited)                                       -              (120)                -         (120)
Advances from general partner for shares of
     treasury stock (unaudited)                                            16                34                 -           50
Net loss (unaudited)                                                        -            (1,707)           (5,396)      (7,103)
                                                                     --------          --------          --------     --------
BALANCE, September 27, 2002 (unaudited)                              $ 96,452          $(91,034)         $  8,715     $ 14,133
                                                                     ========          ========          ========     ========

            See Notes to Condensed Consolidated Financial Statements

                           JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 27, 2002         SEPTEMBER 28, 2001
                                                                                     ------------------         ------------------
                                                                                         (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                          $  (7,103)                 $  (4,466)

Adjustment to reconcile net loss to cash provided by operating activities:
        Depreciation, amortization and loan cost amortization                                40,760                     42,831
        Extraordinary item                                                                    7,383                        474
        Non-cash director compensation                                                           50                         71

Changes in certain assets and liabilities:
        Receivables                                                                            (285)                       307
        Inventories                                                                             120                        195
        Prepaid expenses and other                                                            1,621                      1,875
        Accounts payable                                                                     (2,069)                    (2,185)
        Accrued expenses                                                                     11,561                     (2,344)
        Other obligations                                                                       491                        978
                                                                                          ---------                  ---------
              Net cash provided by operating activities                                      52,529                     37,736
                                                                                          ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                                                 (19,786)                   (20,043)
        Franchise fees and other                                                             (2,839)                    (4,482)
        Purchase of marketable securities                                                    (5,075)                    (5,948)
                                                                                          ---------                  ---------
              Net cash used in investing activities                                         (27,700)                   (30,473)
                                                                                          ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                            510,000                      1,600
        Repayments of debt                                                                 (510,399)                   (22,320)
        Debt offering costs                                                                 (13,730)                         -
        Debt redemption costs                                                                (4,061)                         -
        Distributions to partners                                                              (120)                      (120)
                                                                                          ---------                  ---------
              Net cash used in financing activities                                         (18,310)                   (20,840)
                                                                                          ---------                  ---------
              Increase (decrease) in cash and equivalents                                     6,519                    (13,577)

CASH AND EQUIVALENTS, beginning of period                                                    33,180                     45,554
                                                                                          ---------                  ---------
CASH AND EQUIVALENTS, end of period                                                       $  39,699                  $  31,977
                                                                                          =========                  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                                    $  47,652                  $  58,892
                                                                                          =========                  =========

             See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ENTITY MATTERS

The accompanying condensed consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P., and its wholly owned subsidiaries, John Q. Hammons Hotels Finance Corporation, John Q. Hammons Hotels Finance Corporation II and John Q. Hammons Hotels Finance Corporation III, corporations with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

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

We are directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises that transferred or contributed net assets to us. Accordingly, the accompanying financial statements present, as a combination of entities under common control, the financial position and related results of operations of all entities on a consolidated basis for all periods presented.

All significant balances and transactions between the entities and properties have been eliminated.

Mr. Hammons and entities directly or indirectly owned or controlled by him are our only limited partners. Mr. Hammons, through his voting control of our general partner, continues to control us.

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

3. ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. Effective December 30, 2000, we redeemed 1,271,581 partnership units held by our general partner for funds we advanced to our general partner to repurchase its common stock. Effective December 29, 2001, we redeemed 11,760 partnership units held by our general partner. The number of partnership units exchanged are equivalent to the number of shares repurchased as outlined by our partnership agreement. As a result, the allocation percentages changed to approximately 24% for the general partner and 76% for our limited partners.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of September 27, 2002, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

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

5. LONG-TERM DEBT

In May 2002, we refinanced our $300 million 8 7/8% First Mortgage Notes due February 2004, and our $90 million 9 3/4% First Mortgage Notes due April 2005, as well as construction financing on five of our properties, with new $510 million 8 7/8% First Mortgage Notes, interest payable May 15th and November 15th, and principal due May 2012. In conjunction with this refinancing we incurred aggregate early extinguishment of debt charges of approximately $7.4 million. These changes were recorded in the second quarter ($6.8 million) and the third quarter ($0.6 million), respectively, as these costs became known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "we," "us," "our" and other references to our company refer to John Q. Hammons Hotels, L.P., including all of our subsidiaries.

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

We announced on September 11, 1998, that we were ceasing new development activity except for the hotels then under construction. We opened the last two hotels under construction in the first quarter of 2000, and currently we have no hotels under construction. Although we are not developing new hotels, Mr. Hammons continues to develop new hotels. During
2000, we entered into a five-year management contract with Mr. Hammons whereby we will provide in-house architectural services with a maximum value of 1.5% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended September 27, 2002 (the "2002 Quarter"), and September 28, 2001 (the "2001 Quarter"). The results of operations for the three-month and nine-month periods ended September 27, 2002, are not indicative of the results to be expected for the full year.

For the 2002 Quarter, our total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $27.1 million, an increase of 16.8% compared to the 2001 Quarter EBITDA of $23.2 million. As a percentage of total revenues, EBITDA increased to 25.6% in the 2002 Quarter from 23.1% in the 2001 Quarter due primarily to cost control measures implemented in response to decreased business.

Total revenues for the 2002 Quarter were $105.9 million, an increase of $5.6 million, or 5.6%, compared to the 2001 Quarter, reflective of an increase in occupancy of 8.4% from the 2001 Quarter.

Rooms revenues increased $4.5 million, or 7.0%, from the 2001 Quarter, and increased as a percentage of total revenues, to 65.1% from 64.2%. The increase was primarily due to the higher occupancy in the 2002 Quarter discussed above, as the result of a slight increase in domestic travel. Our occupancy for the 2002 Quarter was 67.1% up 5.2 percentage points compared to our 2001 Quarter. Occupancy for the hotel industry was up 0.9% from the 2001 Quarter, based on information from Smith Travel Research. Our average room rate for the 2002 Quarter decreased $1.23, or 1.3%, compared to our 2001 Quarter average room rate of $98.32. In comparison, the average room rate for the hotel industry was $82.56 in the 2002 Quarter, down 0.4% from the 2001 Quarter. Our Revenue Per Available Room (RevPAR) was $65.12 in the 2002 Quarter, up 7.0% from $60.85 in the 2001 Quarter. RevPAR for the hotel industry was $53.17, up 0.5% from the 2001 Quarter.

Food and beverage revenues increased $0.9 million, or 3.7%, compared to the 2001 Quarter, but decreased slightly as a percentage of total revenues, to 23.6% from 24.0% in the 2001 Quarter. The dollar increase was primarily attributable to improved domestic group travel as well as overall occupancy increases.

Meeting room rental, related party management fee and other revenues increased $0.2 million, or 1.7%, from the 2001 Quarter, but decreased as a percentage of revenues, to 11.3% from 11.8%.

Rooms operating expenses increased $0.3 million, or 1.7%, compared to the 2001 Quarter, but decreased as a percentage of rooms revenues to 25.7% from 27.0%. The dollar increase was due primarily to costs associated with the increased rooms revenues and the percentage decrease related to management of labor costs.

Food and beverage operating expenses decreased $0.6 million, or 2.8%, compared to the 2001 Quarter, and decreased as a percentage of food and beverage revenues, to 82.8% from 88.4%. The decrease was attributable to lower food and labor costs associated with enhanced food purchasing programs and management of labor expenses.

Other operating expenses remained stable at $0.8 million compared to the 2001 Quarter, but decreased slightly as a percentage of meeting room rental, related party management fee and other revenues, to 6.7% from 6.8%.

General, administrative and sales expenses increased $2.0 million, or 6.1%, over the 2001 Quarter, and increased as a percentage of revenues to 33.1% from 32.9%. The increase was primarily attributable to franchise termination charges directly related to the planned franchise conversion of our Albuquerque Crowne Plaza hotel.

Repairs and maintenance expenses remained stable at $4.6 million compared to the 2001 Quarter, and decreased as a percentage of revenues, to 4.3% from 4.6% in the 2001 Quarter.

Depreciation and amortization expenses decreased by $0.6 million, or 4.3%, compared to the 2001 Quarter, and decreased as a percentage of revenues to 12.5% from 13.8% in the 2001 Quarter. The decrease related to cessation of new hotel development.

Income from operations increased $4.5 million compared to the 2001 Quarter, reflecting the increased revenues, and the decreased expenses as percentages of revenue items in certain categories, discussed above.

Other expense, net of other income remained stable at $17.6 million compared to the 2001 Quarter, as interest income decreased slightly, offset by a slight decrease in interest expense.

Loss before extraordinary item was $3.7 million in the 2002 Quarter, compared to $8.2 million in the 2001 Quarter.

Net loss was $4.3 million in the 2002 Quarter, compared to $8.7 million in the 2001 Quarter. The 2002 Quarter included $0.6 million in extraordinary item for the cost of extinguishment of debt, compared to $0.4 million in the 2001 Quarter.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD

The following discussion addresses results of operations for the nine-month periods ended September 27, 2002 (the "2002 Nine Months"), and September 28, 2001 (the "2001 Nine Months").

For the 2002 Nine Months, our total EBITDA was $92.2 million, a 1.5% increase compared to the 2001 Nine Months EBITDA of $90.8 million. As a percentage of total revenue, our EBITDA increased to 28.1% in the 2002 Nine Months from 27.3% in the 2001 Nine Months.

Total revenues decreased to $328.5 million in the 2002 Nine Months from $332.5 million in the 2001 Nine Months, a decrease of $4.0 million or 1.2%. The decrease is primarily attributable to the ongoing weaknesses in the corporate group travel segments of our business during the first six months of 2002, offset in part by a slight increase in travel in the 2002 Quarter.

Rooms revenues decreased to $206.0 million in the 2002 Nine Months from $206.6 million in the 2001 Nine Months, a decrease of $0.6 million or 0.3%, as a result of decreased overall travel in the first six months of the year, offset in part by the increase in occupancy in the 2002 Quarter. Rooms revenues as a percentage of total revenues increased slightly, to 62.7%, compared to 62.1% in the 2001 Nine Months. Our average room rate decreased to $98.43 in the 2002 Nine Months from $101.16 in the 2001 Nine Months, a decrease of $2.73 or 2.7%. Occupancy increased to 65.9% in the 2002 Nine Months from 64.3% in the 2001 Nine Months, an increase of 1.6 percentage points.

Food and beverage revenues decreased to $84.3 million in the 2002 Nine Months from $86.0 million in the 2001 Nine Months, a decrease of $1.7 million or 2.0%, and decreased as a percentage of total revenues to 25.7% from 25.9% in the 2001 Nine Months. The change was related to a decrease in group travel segments for the first six months of 2002, offset in part by a slight increase in travel in the 2002 Quarter, discussed above.

Meeting room rental, related party management fee and other revenues decreased to $38.2 million in the 2002 Nine Months from $39.9 million in the 2001 Nine Months, a decrease of $1.7 million or 4.3%. Meeting room rental and other revenues also decreased slightly as a percentage of total revenues to 11.6% from 12.0% in the 2001 Nine Months. The decrease was the result of decreased group travel in the first six months of 2002, offset in part by a slight increase in travel in the 2002 Quarter, as well as the absence of an energy surcharge, which was $2.7 million in the 2001 Nine Months.

Rooms operating expenses decreased to $51.5 million in the 2002 Nine Months from $52.8 million in the 2001 Nine Months, a decrease of $1.3 million or 2.5%, and decreased as a percentage of rooms revenue to 25.0% from 25.6% in the 2001 Nine Months. The decrease was attributable to reduced labor costs and travel agent commissions, in part as the result of the decreased room revenue.

Food and beverage operating expenses decreased to $66.1 million in the 2002 Nine Months from $71.2 million in the 2001 Nine Months, a decrease of $5.1 million or 7.2%. These expenses also decreased as a percentage of food and beverages revenues in the 2002 Nine Months to 78.4%, from 82.8% in the 2001 Nine Months. The decrease was attributable to lower food and labor costs associated with enhanced food purchasing programs and management of labor costs.

Other operating expenses decreased to $2.4 million in the 2002 Nine Months, a 7.7% decrease, and declined as a percentage of meeting room rental, related party management fee and other income, to 6.3% in the 2002 Nine Months from 6.5% in the 2001 Nine Months.

General, administrative and sales expenses increased to $102.7 million in the 2002 Nine Months from $101.6 million in the 2001 Nine Months, an increase of $1.1 million or 1.1%, and increased as a percentage of total revenues to 31.3% from 30.6% in the 2001 Nine Months. The increase in these expenses was primarily the result of franchise termination charges directly related to hotel franchise conversions, offset in part by decreased energy costs from the 2001 Nine Months.

Repairs and maintenance expenses decreased to $13.5 million in the 2002 Nine Months from $13.6 million in the 2001 Nine Months, a decrease of $0.1 million or 0.7%, and remained stable as a percentage of total revenues at 4.1%.

Depreciation and amortization expenses decreased to $39.3 million in the 2002 Nine Months from $41.0 million in the 2001 Nine Months, a decrease of $1.7 million or 4.1%, and decreased as a percentage of total revenues to 12.0% from 12.3% in the 2001 Nine Months. The decrease related to cessation of new hotel development.

Income from operations was $52.9 million in the 2002 Nine Months compared to $49.7 million in the 2001 Nine Months, an increase of $3.2 million or 6.4%. As a percentage of revenue, income from operations increased to 16.1% in the 2002 Nine Months compared to 14.9% in the 2001 Nine Months. The increase was due to decreased expenses in certain categories, as discussed above.

Other expense, net of other income decreased to $52.7 million in the 2002 Nine Months from $53.7 million in the 2001 Nine Months, a decrease of $1.0 million or 1.9%. This decrease was a result of the continued reduction of our long-term debt. As a percentage of total revenues, other expense, net, decreased to 16.0% from 16.2% in the 2001 Nine Months.

Income before extraordinary item was $0.3 million in the 2002 Nine Months, compared to a loss before extraordinary item of $4.0 million in the 2001 Nine Months.

Net loss was $7.1 million in the 2002 Nine Months compared to $4.5 in the 2001 Nine Months, as a result of the $7.4 million extraordinary item in the 2002 Nine Months related to the early extinguishment of debt, compared to $0.5 million in the 2001 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, and to make distributions to fund some of the taxes allocated to partners.

At September 27, 2002, we had $39.7 million of cash and equivalents and $16.1 million of marketable securities, compared to $33.2 million and $11.0 million, respectively, at the end of 2001. These amounts are available for working capital requirements.

Net cash provided by operating activities was $52.5 million for the 2002 Nine Months compared to $37.7 million for the 2001 Nine Months. The increase was attributable to a timing difference in interest payment due dates for our refinanced bond debt.

During the second quarter of 2002, we completed the refinancing of our long-term debt and approximately $30.1 million of our short-term debt. We expect 2002 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2002 capital requirements for normal recurring capital improvement projects.

At September 27, 2002, our total debt was $812.4 million compared with $813.0 million at the end of 2001. The current portion of long-term debt at September 27, 2002, was $10.4 million, compared to $38.9 million at the end of 2001. We incurred capital expenditures of approximately $19.8 million during the 2002 Nine Months and $20.0 million during the 2001 Nine Months. During the remainder of 2002, we expect capital expenditures to total approximately $4.0 million, for renovation and updating of existing hotels.

During fiscal 2000, we initiated claims against certain of our construction service providers as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows at certain of our hotel properties. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of September 27, 2002, we had incurred approximately $12.7 million of which $1.4 million was incurred in the 2002 Quarter, of an estimated $13.5 million of costs to correct the underlying moisture problem. In the fourth quarter of 2001, we recorded additional depreciation expense of approximately $6.1 million, to bring the total charge for that year to $7.6 million, to reserve the net historical costs of the hotel property assets refurbished absent any recoveries.

We will continue to vigorously pursue insurance recovery of these costs. Currently, a trial is tentatively set for the fall of 2003. To the extent we realize recoveries, we will record them as a component of other income.

FORWARD-LOOKING STATEMENTS

NOTE - FORWARD-LOOKING STATEMENTS: Certain statements in this report contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

    -    General economic conditions;
    -    Competition;
    -    Changes in operating costs, particularly energy and labor costs;
    -    Unexpected events, such as the September 11, 2001 terrorist attacks;
    - Risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;
    -    Seasonality of the hotel business;
    -    Cyclical over-building in the hotel and leisure industry;
    - Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;
    -    Costs of complying with applicable state and federal regulations.

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

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following tables set forth, as of September 27, 2002, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8 7/8% first mortgage notes, and about us, excluding Unrestricted Subsidiaries (as defined in the indenture relating to the notes) or the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.


                   TRAILING 12 MONTHS ENDED SEPTEMBER 27, 2002

                                                     2002             Management               Total
                                               Collateral             Operations          Restricted
                                              Hotels (30)                 Groups               Group
                                          ------------------------------------------------------------
Statement of operations data:
Operating revenues                             $ 264,581                $  9,448  (a)      $ 274,029
Operating expenses:
   Direct operating costs and
     expenses                                     97,690                       -              97,690
   General, administrative, sales
     and management expenses (b)                  85,670                 (1,918)  (c)         83,752
   Repairs and maintenance                        10,871                       -              10,871
   Depreciation and amortization                  34,869                     892              35,761
                                                --------                --------            --------
Total operating expenses                         229,100                 (1,026)             228,074
                                                --------                --------            --------
Income from operations                          $ 35,481                $ 10,474            $ 45,955
                                                ========                ========            ========

Operating data:

 Occupancy                                         64.3%
 Average daily room rate                         $ 93.75
 RevPar                                          $ 60.28


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed and variable rate debt obligations as of September 27, 2002:

                             EXPECTED MATURITY DATE
                                  (in millions)
                                      Fair

                                                                                                          There-               Value
                                                 2002(d)      2003       2004        2005       2006       After     Total      (e)
 Long-Term Debt                          (a)

  $510 Million 1st Mortgage Notes               $   -      $    -      $   -      $   -       $    -     $   503     $  503    $482
     Average interest rate               (b)      8.9%        8.9%       8.9%        8.9%        8.9%        8.9%       8.9%

  Other fixed-rate debt obligations             $   9      $   34      $   7      $    7      $    8     $   206     $  271    $271
     Average interest rate               (b)      8.4%        8.0%       8.3%        8.3%        8.3%        8.6%       8.5%

  Other variable-rate debt obligations          $   1      $    1      $   1      $    -      $   10     $    25     $   38    $ 38
     Average interest rate               (c)      5.1%        5.1%       5.1%        5.1%        5.1%        5.1%       5.1%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of September 27, 2002, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2002 balances include actual and projected principal repayments and weighted average interest rates for the year.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million 1st Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.



ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities Exchange Act of 1934 as of November 5, 2002. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of the chief executive officer and chief financial officer of our general partner, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.


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

                           By:      John Q. Hammons Hotels, Inc.
                                    its General Partner

                                    By:      /s/      John Q. Hammons
                                       -----------------------------------------
                                           John Q. Hammons, Chairman,
                                           Founder, and Chief Executive Officer

                                    By:      /s/      Paul E. Muellner
                                       -----------------------------------------
                                           Paul E. Muellner, Chief Financial
                                           Officer (Principal Financial Officer)


                           JOHN Q. HAMMONS HOTELS FINANCE CORPORATION

                           By:      /s/      John Q. Hammons
                              --------------------------------------------------
                                    John Q. Hammons, Chairman,
                                    Founder, and Chief Executive Officer

                           By:      /s/      Paul E. Muellner
                              --------------------------------------------------
                                    Paul E. Muellner, Chief Financial Officer
                                    (Principal Financial Officer)


                           JOHN Q. HAMMONS HOTELS FINANCE
                           CORPORATION II

                           By:      /s/      John Q. Hammons
                              --------------------------------------------------
                                    John Q. Hammons, Chairman,
                                    Founder, and Chief Executive Officer

                           By:      /s/      Paul E. Muellner
                              --------------------------------------------------
                                    Paul E. Muellner, Chief Financial Officer
                                    (Principal Financial Officer)


                           JOHN Q. HAMMONS HOTELS FINANCE
                           CORPORATION III

                           By:      /s/      John Q. Hammons
                              --------------------------------------------------
                                    John Q. Hammons, Chairman,
                                    Founder, and Chief Executive Officer


                           By:      /s/      Paul E. Muellner
                              --------------------------------------------------
                                    Paul E. Muellner, Chief Financial Officer
                                    (Principal Financial Officer)


Dated: November 8, 2002

                                 CERTIFICATIONS


I, John Q. Hammons, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Q. Hammons Hotels, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date:  November 8, 2002


                                       /s/ John Q. Hammons
                                       -----------------------------------------
                                       John Q. Hammons, Chief Executive Officer

I, Paul E. Muellner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Q. Hammons Hotels, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date:  November 8, 2002

                                       /s/ Paul E. Muellner
                                       -----------------------------------------
                                       Paul E. Muellner, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.         Exhibit

99.1                Certification Statement of general partner's Chief Executive
                    Officer

99.2                Certification Statement of general partner's Chief Financial
                    Officer