Form 10-K
period 2004-01-02
HAMMONS JOHN Q HOTELS LP; HAMMONS JOHN Q FINANCE CORP III
filed 2004-04-01
CIK 916536, 1174802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 2, 2004
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to __________________

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
           (Exact Name of Registrants as specified in their charters)

            Delaware                                   43-1523951
            Missouri                                   33-1006528
    (State of Organization)               (I.R.S. employer identification no.)

   300 John Q. Hammons Parkway, Ste. 900
           Springfield, Missouri                         65806
  (Address of principal executive offices)             (Zip Code)

Registrants' telephone number, including area code: (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

                                     PART I

ITEM 1. BUSINESS.

         We use the terms we, us, our and other similar references to mean John
Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only.

OVERVIEW

         We are a leading independent owner and manager of upscale, full service hotels located primarily in secondary markets. We own and manage 47 hotels located in 20 states, containing 11,630 guest rooms or suites. We also manage thirteen additional hotels located in seven states, containing 3,094 guest rooms or suites. The majority of these existing 60 hotels operate under the Embassy Suites Hotels, Holiday Inn and Marriott trade names. Most of our hotels are located in or near a state capital, university, airport, corporate headquarters, office park or other demand generator.

         We own and operate upscale hotels designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions as well as leisure travelers. Our in-house design staff individually designs each hotel and most contain an impressive multi-storied atrium, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The hotels' meeting facilities can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Our 19 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. Our 17 Holiday Inn hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations. In addition, we own or manage other reputable brands throughout the country, including Marriott, Radisson and Sheraton.

         We coordinate management of our hotels from our headquarters in Springfield, Missouri, by our senior executive team. Six regional vice presidents are each responsible for supervising a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, we realize significant cost savings due to economies of scale.

         We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

         Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, OK and Rogers and Hot Springs, AR, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico and North Charleston, South Carolina.

         In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believes," "anticipates," "estimates," "expects," "projects," "forecasts," "intends," "may," "will," and similar words. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

         - general economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

         -        the impact of any serious communicable diseases on travel;

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

         - requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions; and

         - costs of complying with applicable state and federal regulations.

         These risks are uncertainties and, along with the risk factors discussed below, should be considered in evaluating any forward looking statements contained in this Form 10-K.

         We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

RISKS RELATING TO OUR BUSINESS

         WE MAY BE ADVERSELY AFFECTED BY THE LIMITATIONS IN OUR FRANCHISE AGREEMENTS.

         Approximately 90% of our hotels operate pursuant to franchise agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Standards are often subject to change over time. Compliance with any such new standards could cause us to incur significant expenses or capital expenditures.

         If we do not comply with standards or terms of the franchise agreements, our franchise licenses could be cancelled after the applicable cure period. While none of our franchisors has ever terminated or failed to renew one of our agreements, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

         Our current franchise agreements terminate at various times and have differing remaining terms. Although some are subject to renewal, many of our franchise agreements are set to expire before the notes mature. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Significant unexpected capital expenditures could adversely affect our cash flow and our ability to make payments on our indebtedness, including our notes.

         MR. HAMMONS' CONTROL OF US CREATES POTENTIAL FOR SIGNIFICANT CONFLICTS OF INTEREST.

         Through his ownership of all of our general partner's Class B Common Stock, and 269,100 shares of our general partner's Class A Common Stock, Mr. Hammons controls our activities. In addition, since Mr. Hammons beneficially owns all of our LP Units, representing 75.87% of our total Partnership units, he will decide any matters submitted to a vote of our partners. Certain decisions concerning our operations or financial structure may present conflicts of interest between Mr. Hammons and other shareholders of our general partner or holders of our notes. In addition, Mr. Hammons, as the holder of all of our LP Units, may suffer different and/or more adverse tax consequences than we do upon the sale or refinancing of some of the owned hotels as a result of unrealized gains attributable to certain owned hotels. Therefore, it is unlikely that an owned hotel will be sold or refinanced if such a transaction would result in an adverse tax consequence to Mr. Hammons if we are unable to make sufficient distributions to Mr. Hammons to pay those taxes, regardless of whether such a sale or refinancing might otherwise be in our best interest.

         Mr. Hammons also (1) owns hotels that we manage; (2) owns an interest in a hotel management company that provides accounting and other administrative services for all of our hotels; (3) owns a 50% interest in the entity from which we lease our corporate headquarters; (4) has an agreement whereby we pay up to 1.5% of his internal development costs for new hotels in exchange for the opportunity to manage the hotels and to purchase them under certain circumstances; (5) leases space to us in two trade centers owned by him that connect with two of our hotels; (6) has the right to require the redemption of his LP Units; (7) utilizes our administration and other services for his outside business interests, for which he reimburses us; (8) supplements the compensation of two employees of our general partner; and (9) owns the real estate underlying one of our hotels, which we lease from him. We describe these arrangements in further detail under "Certain Relationships and Related Transactions." In the event that Mr. Hammons experienced material adverse changes in his outside business interests, we could receive negative publicity as the result of his close ties to us, and it is possible that the market price of our general partner's stock and the rating of our debt could be affected.

         WE DEPEND ON CERTAIN KEY MEMBERS OF OUR GENERAL PARTNER'S EXECUTIVE MANAGEMENT.

         We are dependent on certain key members of our general partner's executive management, a loss of whose services could have a material effect on our business and future operations. Some of our general partner's executive officers, including our general partner's president, Lou Weckstein, spend a portion of their time performing services for Mr. Hammons unrelated to our business.

         COMPLIANCE WITH ENVIRONMENTAL LAWS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and governmental agencies have the authority to require an owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral. Under environmental laws, courts and government agencies also have the authority to require a person who sent waste to a waste disposal facility, like a landfill or an incinerator, to pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. Court decisions have established that third parties may recover damages for injury caused by contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos.

         We could be responsible for the costs discussed above if one or more of our properties are found to be contaminated or to have caused contamination. The costs to clean up contaminated property, to defend against a claim or to comply with environmental laws, could be material and could affect our financial performance. In addition, under the laws of many states, contamination on a property may give rise to a lien on the property for cleanup costs. In several states, this lien has priority over all existing liens including those of existing mortgages.

         Real property pledged as security to a lender may be subject to unforeseen environmental liabilities. Historic uses of some of our properties have involved industries or businesses which could have used or produced hazardous materials or generated hazardous waste. In the regular course of business, our hotels might use and store small quantities of paints, paint thinners, lubricants, pool supplies, and commercial cleaning compounds which, in some instances, may be subject to federal and state regulations. Small quantities of waste oil, medical waste, and other waste materials may also be generated at some of our properties. Additionally, some of our properties contain or may have contained underground or above ground storage tanks which are regulated by federal, state and local environmental laws.

         All of our properties have been subject to environmental site assessments, or ESAs, prepared by independent third-party professionals. These ESAs were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the ESAs before we acquired or built most of our hotels to help us identify whether we might be responsible for clean-up costs or other environmental liabilities. The ESAs on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of the properties.

         ASPECTS OF OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN GOVERNMENT REGULATIONS MAY HAVE SIGNIFICANT EFFECTS ON OUR BUSINESS.

         A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

         Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

         MOISTURE RELATED ISSUES RELATED TO DEFECTIVE WINDOWS AT SOME OF OUR PROPERTIES HAVE AFFECTED OUR OPERATING RESULTS, AND, IF THE PROBLEMS ARE MORE WIDESPREAD THAN CURRENTLY APPARENT, COULD ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS.

         We discovered water intrusion through defective windows at some of our hotels. The sealant at the base of the windows provided by several manufacturers had shrunk. This shrinkage allowed moisture into the space between the exterior and interior walls. Because of the Exterior Finish Insulation Systems, or EFIS, used in the construction of our hotels, there is no escape path for any moisture that does leak in. The EFIS construction provides a "stucco" finish and is commonly used throughout the lodging industry. We conducted an inspection of all of our properties, and found shrinkage at 16 hotels, of which 14 had sustained water intrusion damage related to the moisture, including six hotels with severe damage.

         During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of January 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful.

         We have paid or reserved all costs incurred and expected to be incurred in connection with the 16 hotels at which we discovered problems. Virtually all of our properties include the same type of windows. While we have found no evidence of any water damage in any other locations, problems could develop with the windows in other hotels in the future. If such problems were to become widespread, and we were unable to collect from the manufacturers or our insurance carrier, the cost would be significant and could adversely impact our cash flow and results of operations.

RISKS RELATED TO OUR DEBT

         OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL
HEALTH.

         We have a substantial amount of indebtedness. As of January 2, 2004, we had total indebtedness of $781.1 million. Our substantial indebtedness could, among other things:

         - make it more difficult for us to satisfy our obligations under our notes;

         - increase our vulnerability to general adverse economic and industry conditions;

         - limit our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements;

         - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital and other expenditures;

         - limit our flexibility in planning for, or reacting to, changes in our business and industry;

         - place us at a competitive disadvantage compared to our competitors that have less debt; and

         - along with the financial and other restrictive covenants in our indebtedness, limit, among other things, our ability to borrow additional funds.

         THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US, WHICH REDUCE OPERATIONAL FLEXIBILITY AND CREATE DEFAULT RISKS.

         The documents governing the terms of our notes and some of the mortgage debt on our properties that are not part of the collateral hotels contain covenants that place restrictions on us and certain of our activities, including:

         -        acquisitions, mergers and consolidations;

         -        the incurrence of additional indebtedness;

         -        the incurrence of liens;

         -        capital expenditures;

         -        the payment of dividends; and

         -        transactions with affiliates.

         The restrictive covenants in the indenture and the documents governing our mortgage debt reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. In addition, certain covenants in the mortgage debt documents for some of the non-collateral hotel properties require us to meet financial performance tests. Our failure to comply with these restrictive covenants constitutes an event of default that, if not cured or waived, could result in the acceleration of the debt which we may be unable to repay.

         TO SERVICE OUR INDEBTEDNESS, WE REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

         THE COLLATERAL FOR OUR NOTES MAY NOT BE ADEQUATE.

         We do not have recent appraisals of our hotels. There can be no assurance that the proceeds from any sale of collateral would be sufficient to satisfy the amounts due on our notes. To the extent that proceeds from any sale of collateral would be insufficient to satisfy the amounts due on our notes, holders of the notes would become our general unsecured creditors with respect to our other assets. Two of the collateral hotels are subject to ground leases, and in the event of foreclosure, the trustee under the indenture governing our notes would be required to comply with the terms of such ground leases, including payment of rent and terms that may restrict the trustee's ability to dispose of a hotel following foreclosure. In addition, we may enter into hedging arrangements relating to interest rates and currency exchange rates which may be secured by the collateral that secures our notes.

         Mr. Hammons has agreed to contribute a total of up to $195.0 million to us in the event that the proceeds from the sale of the collateral are insufficient to satisfy the amounts due under the notes. No assurances can be given that we or the trustee for our notes will be able to collect all or any portion of such amounts. In addition, this obligation will terminate upon Mr. Hammons' death.

         WE CANNOT ASSURE YOU THAT WE WILL CONTINUE TO RECEIVE REVENUES FROM HOTELS WE MANAGE.

         We receive a portion of our revenues from managing hotels Mr. Hammons owns. We have management agreements with respect to the hotels owned by Mr. Hammons. Each of the management agreements with the 13 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days. We cannot assure you that we will continue to receive revenues with respect to any of these hotels.

         UNDER CERTAIN CIRCUMSTANCES, BANKRUPTCY RULES MAY IMPAIR RIGHTS OF HOLDERS OF OUR NOTES IN THE COLLATERAL.

         The right of the trustee under the indenture and related documents to foreclose upon and sell the collateral after an event of default is likely to be significantly impaired if a bankruptcy case were to be commenced by or against us. Under applicable federal bankruptcy law, secured creditors cannot repossess their security from a debtor in a bankruptcy case, or dispose of security repossessed from the debtor, without bankruptcy court approval. The debtor also is generally permitted to use collateral, including, with bankruptcy court approval, cash collateral, provided, generally, that the secured creditor is given "adequate protection."

         The meaning of the term "adequate protection" may vary according to the circumstances. It is intended in general to protect the value of the secured creditor's interest in the collateral. If the bankruptcy court determines that the value of the collateral decreased as a result of the stay or the debtor's use of the collateral during the bankruptcy case, the court could order cash payments or additional security.

         In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary powers of a bankruptcy court, it is impossible to predict if payments under our notes would be made during a bankruptcy case, whether or when the trustee could foreclose upon or sell the collateral or whether or to what extent you would be compensated for any delay in payment or loss of value of the collateral through the requirement of "adequate protection." Furthermore, in the event the bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on our notes, the note holders would hold "undersecured claims." Federal bankruptcy law does not permit the payment and/or accrual of interest, costs and attorneys' fees for "undersecured claims" during a bankruptcy case.

         WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

         Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of our notes. It is possible, however, that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes. Our failure to repurchase any of the notes would be a default under the indenture and under the mortgages on certain of the non-collateral hotels.

RISKS RELATED TO THE LODGING INDUSTRY

         THE LODGING INDUSTRY IS HIGHLY COMPETITIVE.

         Competitive factors in the lodging industry include, among others, reasonableness of room rates, quality of accommodations, service levels and convenience of locations. We generally operate in areas that contain numerous other competitors. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locales in which our hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not enter such locales. New or existing competitors could offer significantly lower rates or greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which we compete, adversely affecting our operations.

         INTERNATIONAL EVENTS, INCLUDING THE CONTINUED THREAT OF TERRORISM AND THE ONGOING WAR AGAINST TERRORISM, HAVE AFFECTED AND WILL CONTINUE TO AFFECT OUR INDUSTRY AND OUR RESULTS OF OPERATIONS.

         The terrorist attacks of September 11, 2001, caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Our occupancy and revenue per available room (RevPAR) were below historical levels by as much as 26 percentage points and 35%, respectively, in the week immediately after the terrorist attacks and have rebounded to prior years' levels since. Additional similar events could have further material adverse effects on the hotel industry and our operations.

         WE ARE SUBJECT TO THE RISKS OF HOTEL OPERATIONS.

         Our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include, among others:

         -        competition from other hotels;

         - increases in supply of hotel rooms that exceed increases in demand;

         - increases in energy costs and other travel expenses that reduce business and leisure travel;

         - adverse effects of declines in general and local economic activity;

         -        adverse effects of a downturn in the hotel industry; and

         - risks associated with the ownership of hotels and real estate, as discussed below.

         WE WILL ALSO ENCOUNTER RISKS THAT MAY ADVERSELY AFFECT REAL ESTATE OWNERSHIP IN GENERAL.

         Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

         - adverse changes in general or local economic or real estate market conditions;

         -        changes in zoning laws;

         -        changes in traffic patterns and neighborhood characteristics;

         -        increases in assessed valuation and tax rates;

         -        increases in the cost of property insurance;

         -        governmental regulations and fiscal policies;

         -        the potential for uninsured or underinsured property losses;

         -        the impact of environmental laws and regulations; and

         -        other circumstances beyond our control.

         Moreover, real estate investments are relatively illiquid, and generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition.

OPERATIONS

         Our general partner's management team at our headquarters in Springfield, Missouri, coordinates management of our hotel network. This management team is responsible for managing our day-to-day financial needs, including internal accounting audits, insurance plans and business contract review, and oversees the financial budgeting and forecasting for our hotels, as well as analyzing the financial feasibility of new hotel developments and identifying new systems and procedures to employ within our hotels to improve efficiency and profitability. The management team also coordinates the sales force for each of our hotels, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets, and is responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations.

         Central management utilizes information systems that track each of our hotel's daily occupancy, average room rate, rooms revenues and food and beverage revenues. By having the latest information available at all times, we are better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each hotel.

         Creating operating, cost and guest service efficiencies in each hotel is a top priority. With a total of 60 hotels under management, we believe we are able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under management, we are able to secure volume pricing from vendors not available to smaller hotel companies. We employ a systems trainer responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

         Regional management constantly monitors each of our hotels to verify that our high level of operating standards are being met. Our franchisors maintain rigorous inspection programs in which chain representatives visit their respective hotels (typically 2 or 3 times per year) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

         Mr. Hammons beneficially owns all 294,100 shares of our general partner's Class B Common Stock, and 269,100 shares of our general partner's Class A Common Stock, representing 76.7% of the combined voting power of both classes of our general partner's common stock. John Q. Hammons Hotels, Inc. is our sole general partner through its ownership of all 5,102,979 General Partner units, representing 24.13% of our total equity. Mr. Hammons beneficially owns all 16,043,900 of our limited partnership units, or the LP Units, representing 75.87% of our total equity. Our general partner's Class A Common Stock represents approximately 23% of our total equity, and the Class A Common Stock, Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 79% of our total equity.

         Our executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and our telephone number is (417) 864-4300. We are a Delaware limited partnership formed on September 8, 1989, our general partner is a Delaware corporation formed on September 29, 1994, and John Q. Hammons Hotel Finance Corporation III is a Missouri corporation formed on April 29, 2002. Our website address is WWW.JQHHOTELS.COM. We post all of our Form 10-K, Form 10-Q and Form 8-K filings on our website as promptly as practicable after filing with the SEC.

SALES AND MARKETING

         We market our hotels through national marketing programs and local sales managers and a director of sales at each of our hotels. While we make periodic modifications to our marketing concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, we generally utilize the same major campaign concept throughout the country. We develop the concepts at our management headquarters, while modifications are implemented by our hotels' regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. We require that each of our sales managers complete an extensive sales training program.

         Our core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. We believe that business travelers are attracted to our hotels because of their convenient locations in state capitals, their proximity to corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and our high level of service. Our sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in our operating regions. We also target groups and conventions attracted by our hotels' proximity to convention or trade centers which are often adjacent to our hotels. Our hotels' group meetings logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. We believe that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, our targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of our atrium hotels appealing.

         We advertise primarily through direct mail, magazine publications, directories and newspaper advertisements, all of which focus on value delivered to and perceived by the guest. We have developed in-house marketing materials including professional photographs and written materials that can be mixed and matched to appeal to a specific target group (business traveler, vacationer, religious group, reunions, etc.). Our marketing efforts focus primarily on business travelers who we estimate account for approximately 50% of the rooms rented in our hotels.

         Our franchise hotels utilize the centralized reservation systems of our franchisors, which we believe are among the more advanced reservation systems in the hotel industry. The franchisors' reservation systems receive reservation requests entered (1) on terminals located at all of their respective franchises,
(2) at reservation centers utilizing 1-800 phone access and (3) through several major domestic airlines. Such reservation systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. We believe that these systems are effective in directing customers to our franchise hotels.

FRANCHISE AGREEMENTS

         We enter into non-exclusive franchise licensing agreements with franchisors we believe are the most successful brands in the hotel industry. The term of an individual franchise agreement for a hotel typically is 20 years. Our franchise agreements allow us to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of our franchise agreements allows us the flexibility to continue to develop properties with the brands that have shown success in the past or to operate hotels in conjunction with other brand names.

         Holiday Inn. Our franchise agreements grant us a nonassignable, non-exclusive license to use Holiday Inn's service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. We pay monthly fees based on a percentage of gross revenues. The initial terms of each of our Holiday Inn franchise agreements is 20 years with varying renewal options and extension terms.

         Embassy Suites Hotels. Our franchise agreements grant us a nonassignable, non-exclusive license to use the Embassy Suites Hotels service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. We pay monthly fees based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The initial term of each of our Embassy Suites Hotels franchise agreements is 20 years with varying renewal options and extension terms.

         Other Franchisors. The franchise agreements with other franchisors not listed above are similar to those described above in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and terms of agreements vary based on specific negotiations with the franchisor.

COMPETITION

         Each of our hotels competes in its market area with numerous other full service hotels operating under various lodging brands and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton Hotels and Doubletree/Red Lion Inns are direct competitors of our hotels in their respective markets. There is, however, no single competitor or group of competitors of our hotels that is consistently located nearby and competing with most of our hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

REGULATIONS AND INSURANCE

         Insurance. To supplement our self insurance programs, we provide umbrella, property, auto, commercial liability and worker's compensation insurance to our hotels under blanket policies. Insurance expenses for our hotels were approximately $13.3 million, $13.3 million and $11.4 million in 2003, 2002 and 2001, respectively. Our insurance expenses have increased over the past three years as the result of increases in costs in almost all lines of our coverage.

         Regulations. A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate their respective businesses.

         Our hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants.

         Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials, or ACMs, when ACMs are in poor condition or when property with ACMs is undergoing building, repair, remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury or other damage associated with ACMs. Several of the owned hotels contain or may contain ACMs, generally in sprayed-on ceiling treatments, floor tiles or in roofing materials. Several of our hotels have implemented asbestos management plans. Moreover, in each hotel with confirmed or potential ACMs, no removal of asbestos from the owned hotels has been recommended and we have no plans to undertake any additional removal, beyond the removal that has already occurred.

         Our hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. See "Risk Factors - Risks Relating to Our Business - Compliance with environmental laws may adversely affect our financial condition" for a more detailed description of environmental regulations affecting our business.

EMPLOYEES

         We employ over 6,000 full time employees, approximately 225 of whom are members of labor unions. We believe that labor relations with employees are good.

MANAGEMENT

         The following is a biographical summary of the experience of the executive officers and other key officers of our general partner. John Q. Hammons Finance Corporation III has the same executive officers as our general partner.

         John Q. Hammons, age 85, is the Chairman, Chief Executive Officer, a director and founder of our general partner. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed over 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

         Lou Weckstein, age 67, is President of our general partner. Prior to joining our general partner in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

         Paul E. Muellner, age 47, is Executive Vice President and Chief Financial Officer of our general partner. He has been the Chief Financial Officer of our general partner since 2000 and an Executive Vice President since 2003. From 1998 through 2000, Mr. Muellner served as our general partner's Vice President and Corporate Controller. Prior to joining our general partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

         Debra M. Shantz, age 40, is Senior Vice President and General Counsel of our general partner. She joined our general partner in May 1995 as general counsel. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as primary outside counsel for us, our general partner and Mr. Hammons, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

         William A. Mead, age 50, Regional Vice President, Eastern Region of our general partner. He joined our general partner in that capacity in 1994 from Davidson Hotels, where he had been a general manager.

         Pat A. Shivers, age 52, has served as Senior Vice President and Corporate Controller of our general partner since 2001. Prior to that, he served as Senior Vice President of Administration and Control of our general partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

         Steven E. Minton, age 52, has served as Senior Vice President, Architecture, of our general partner since 1993. He joined our general partner as a corporate architect in 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

         Jacqueline A. Dowdy, age 60, has been the Secretary and a director of our general partner since 1989. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several of our affiliates. We describe these affiliations under "Certain Relationships and Related Transactions."

         L. Scott Tarwater, age 55, has been Senior Vice President of Sales and Marketing of our general partner since March of 2004. He joined our general partner as Vice President of Sales and Marketing in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

         John D. Fulton, age 53, is Vice President, Interior Design, of our general partner. He joined our general partner in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

         Kent S. Foster, age 44, is Vice President, Human Resources, of our general partner. He joined our general partner in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

         William T. George, Jr., age 52, is Vice President, Capital Planning and Asset Management, of our general partner. He joined our general partner in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

ITEM 2. PROPERTIES.

         We lease our headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2003, we made aggregate annual lease payments of approximately $253,400 to that company. We own the land on which 37 of our hotels are located, while 10 of our hotels are subject to long-term ground leases. Our owned hotels are pledged as collateral for our long-term debt. We lease from Mr. Hammons the real estate on which one of these hotels is located. We describe these leases under "Certain Relationships and Related Transactions."

DESCRIPTION OF HOTELS - GENERAL

         Our hotels are located in 20 states and contain a total of 11,630 rooms and suites. A majority of our hotels operate under the Holiday Inn, Embassy Suites Hotels and Marriott trade names. Most of our hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

         We believe that the presence of adjacent convention centers provides incremental revenues for our hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of our hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. We choose not to lease out the restaurant business to third-party caterers or vendors since we consider the restaurant business an important component of securing convention business. We own and manage all of the restaurants in our hotels specifically to maintain direct quality control over a vital aspect of the convention and hotel business. We also derive significant revenue and operating profit from food and beverage sales due to our ownership and management of all of the restaurants in our hotels. We believe that our food and beverage sales are more profitable than those of our competitors due to the amount of catering business provided to conventions at our hotels.

         We retain responsibility for all aspects of the day-to-day management of each of our hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels we own. We typically refurbish individual hotels every four to six years. We have spent an average per year of approximately $23.0 million in the last five years on the owned hotels and expect to spend approximately $30.8 million in 2004 on refurbishment of the owned hotels (including approximately $5.7 million related to planned hotel franchise conversions of some of our properties).

OWNED HOTELS

         The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each of our hotels:

                                                    NUMBER OF                                               OPENING
LOCATION                    FRANCHISE/NAME         ROOMS/SUITES       DESCRIPTION                             DATE
--------                    --------------         ------------       -----------                             ----
Montgomery, AL........      Embassy Suites             237       Atrium; Meeting Space:      15,000 sq. ft. (c)   8/95
Tucson, AZ............      Holiday Inn                301       Atrium; Meeting Space:      14,000 sq. ft.      11/81
Tucson, AZ............      Marriott                   250       Atrium; Meeting Space:      11,500 sq. ft.      12/96
Little Rock, AR.......      Embassy Suites             251       Atrium; Meeting Space:      14,000 sq. ft.       8/97
Springdale, AR........      Holiday Inn                206       Atrium; Meeting Space:      18,000 sq. ft.       7/89
                                                                 Convention Center:          29,280 sq. ft.
Springdale, AR........      Hampton Inn & Suites       102       Meeting Space:              400 sq. ft.         10/95
Bakersfield, CA.......      Holiday Inn Select         258       Meeting Space:              9,735 sq. ft. (c)    6/95
Monterey, CA..........      Embassy Suites             225       Atrium; Meeting Space:      13,700 sq. ft.      11/95
Sacramento, CA........      Holiday Inn                362       Meeting Space:              9,000 sq. ft.        8/79
San Francisco, CA.....      Holiday Inn                279       Meeting Space:              9,000 sq. ft.        6/72
Denver, CO (a)........      Holiday Inn                256       Atrium; Trade Center:       66,000 sq. ft. (b)  10/82
                            (International Airport)

Denver, CO............      Holiday Inn(Northglenn)    235       Meeting Space:              20,000 sq. ft.      12/80
Fort Collins, CO......      Holiday Inn                258       Atrium; Meeting Space:      12,000 sq. ft.       8/85
Coral Springs, FL.....      Marriott                   224       Atrium; Meeting Space:      5,326 sq. ft.        5/99
                                                                 Convention Center:          12,800 sq. ft.
St. Augustine, FL.....      Renaissance                301       Atrium; Meeting Space:      9,000 sq. ft. (c)    5/98
Tampa, FL.............      Embassy Suites             247       Atrium; Meeting Space:      18,000 sq. ft.       1/98
Cedar Rapids, IA......      Collins Plaza              221       Atrium; Meeting Space:      11,250 sq. ft.       9/88
Davenport, IA.........      Radisson                   221       Atrium; Meeting Space:      7,800 sq. ft. (c)   10/95
Des Moines, IA........      Embassy Suites             234       Atrium; Meeting Space:      13,000 sq. ft.       9/90
Des Moines, IA........      Holiday Inn                288       Atrium; Meeting Space:      15,000 sq. ft.       1/87
Topeka, KS............      Capitol Plaza              224       Atrium; Meeting Space:      7,000 sq. ft. (c)    8/98
Bowling Green, KY.....      Holiday Inn                218       Atrium: Meeting Space:      4,000 sq. ft. (c)    8/95
Branson, MO...........      Chateau on the Lake        301       Atrium; Meeting Space:      40,000 sq. ft.       5/97
Jefferson City, MO....      Capitol Plaza              255       Atrium; Meeting Space:      14,600 sq. ft.       9/87
Joplin, MO............      Holiday Inn                262       Atrium; Meeting Space:      8,000 sq. ft.        6/79
                                                                 Trade Center:               32,000 sq. ft.(b)
Kansas City, MO (a)...      Embassy Suites             236       Atrium; Meeting Space:      12,000 sq. ft.       4/89
Kansas City, MO (a)...      Homewood Suites            117       Extended Stay                                    5/97
Springfield, MO.......      Holiday Inn                188       Atrium; Meeting Space:      3,020 sq. ft.        9/87
Omaha, NE.............      Embassy Suites             249       Atrium; Meeting Space:      13,000 sq. ft.       1/97
Reno, NV..............      Holiday Inn                284       Meeting Space:              8,700 sq. ft.        2/74
Albuquerque, NM.......      Marriott                   310       Atrium; Meeting Space:      12,300 sq. ft.      12/86
Charlotte, NC.........      Renaissance Suites         275       Atrium; Meeting Space:      17,400 sq. ft.      12/99
Greensboro, NC (a)....      Embassy Suites             219       Atrium; Meeting Space:      10,250 sq. ft.       1/89
Greensboro, NC (a)....      Homewood Suites            104       Extended Stay                                    8/96
Raleigh-Durham, NC....      Embassy Suites             273       Atrium; Meeting Space:      20,000 sq. ft.       9/97
Oklahoma City, OK.....      Renaissance                311       Atrium; Meeting Space:      10,150 sq. ft. (c)   1/00
Portland, OR (a)......      Holiday Inn                286       Atrium; Trade Center:       37,000 sq. ft. (b)   4/79
Portland, OR (a)......      Embassy Suites             251       Atrium; Meeting Space:      11,000 sq. ft.       9/98
Columbia, SC .........      Embassy Suites             214       Atrium; Meeting Space:      13,000 sq. ft.       3/88
Greenville, SC........      Embassy Suites             268       Atrium; Meeting Space:      20,000 sq. ft.       4/93
North Charleston, SC (a)    Embassy Suites             255       Atrium; Meeting Space:      3,000 sq. ft.(c)     2/00
Beaumont, TX..........      Holiday Inn                253       Atrium; Meeting Space:      12,000 sq. ft.       3/84
Dallas, Ft. Worth
   Airport, TX (a)....      Embassy Suites             329       Atrium; Meeting Space:      18,900 sq. ft.       8/99
Houston, Tx (a).......      Marriot                    287       Atrium; Meeting Space:      14,300 sq. ft.      12/85

                                                    NUMBER OF                                                   OPENING
LOCATION                    FRANCHISE/NAME         ROOMS/SUITES       DESCRIPTION                                 DATE
--------                    --------------         ------------       -----------                                 ----
Mesquite, TX..........      Hampton Inn & Suites       160       Meeting Space:              21,200 sq. ft.       4/99
                                                                 Convention Center:          35,100 sq. ft. (c)
Charleston, WV........      Embassy Suites             253       Atrium; Meeting Space:      14,600 sq. ft.      12/97
Madison, WI...........      Marriott                   292       Atrium; Meeting Space:      15,000 sq. ft. (b)  10/85
                                                                 Convention Center:          50,000 sq. ft.

(a)  Airport location.

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which we own.

(c)  Large civic center is located adjacent to hotel.

MANAGED HOTELS

         The managed hotels consist of 13 hotels, including two Holiday Inns, one Sheraton, four Embassy Suites, two Marriott Courtyards, one Marriott Residence Inn, two Renaissance properties, and one non-franchised hotel, located in seven states (Arkansas, Missouri, Nebraska, Oklahoma, South Dakota, Tennessee and Texas), and contain a total of 3,094 guest rooms. Mr. Hammons directly owns 12 of these 13 hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he and Jacqueline Dowdy, a director and officer of our general partner, each own a 50% interest. There is a convention and trade center adjacent to seven of our managed hotels.

         We provide management services to the managed hotels within the guidelines contained in the annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. We are responsible for the day-to-day operations of the managed hotels. While we are responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. We earn annual management fees of 3% to 4% of the hotel's revenues. Each of the management contracts with the 13 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not presently involved in any litigation which if decided adversely to us would have a material effect on our financial condition. To our knowledge, there is no litigation threatened, other than routine litigation arising in the ordinary course of business or which would be covered by liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial information for the 2003, 2002, 2001, 2000 and 1999 fiscal years has been derived from, and should be read in conjunction with, the consolidated financial statements of the Company. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7. Our fiscal year ends on the Friday nearest December 31.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                                             (in thousands)
                                                                        2003         2002         2001        2000           1999
REVENUES
Rooms (a)                                                             $267,502     $270,534    $ 266,353    $ 267,596      $229,807
Food and beverage                                                      113,402      117,810      118,042      119,865       101,231
Meeting room rental, related party management fee and other (b)         50,341       52,036       52,263       49,113        40,646
                                                                      --------     --------    ---------    ---------      --------
     Total revenues                                                    431,245      440,380      436,658      436,574       371,684
                                                                      --------     --------    ---------    ---------      --------
OPERATING EXPENSES
Direct operating costs and expenses (c)
     Rooms                                                              67,444       68,917       68,061       68,224        59,507
     Food and beverage                                                  87,079       91,310       94,690       98,398        84,035
     Other                                                               2,722        3,179        3,288        3,716         3,667
General, administrative, sales, and
     management service expenses (d,e)                                 137,202      136,866      131,522      124,393       104,876
Repairs and maintenance                                                 18,321       18,387       17,847       17,065        15,059
Asset Impairment (f)                                                     9,700            -            -            -             -
Depreciation and amortization                                           51,723       54,202       62,174       53,367        45,669
                                                                      --------     --------    ---------    ---------      --------
     Total operating expenses                                          374,191      372,861      377,582      365,163       312,813
                                                                      --------     --------    ---------    ---------      --------
INCOME FROM OPERATIONS                                                  57,054       67,519       59,076       71,411        58,871
OTHER (INCOME) EXPENSES
Other income                                                              (175)           -            -            -             -
Interest expense and amortization of deferred financing fees,
     net of interest income                                             69,225       70,971       70,975       73,833        62,209
Extinguishment of debt costs (g)                                           774        7,411          474            -           194
Gain on property disposition (h)                                             -            -            -            -        (2,365)
                                                                      --------     --------    ---------    ---------      --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE (i)                                      $(12,770)    $(10,863)   $ (12,373)   $  (2,422)     $ (1,167)
                                                                      ========     ========    =========    =========      ========
BALANCE SHEET DATA
     Total assets                                                     $822,183     $859,972    $ 881,724    $ 920,884      $934,312
     Total debt, including current portion                            $781,072     $806,342    $ 813,007    $ 836,707      $828,843

(a)      Includes revenues derived from rooms.

(b) Includes meeting room rental, related party management fees for providing management services to the managed hotels and other.

(c) Includes expenses incurred in connection with rooms, food and beverage and telephones.

(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other.

(e) Includes expenses incurred in providing management services to the managed hotels.

(f) We recognized impairment charges of $9.7 million related to our World Golf Village property during 2003. The resulting impairment reserve was based on fair market values derived from independent third party valuations.

(g) We adopted a new accounting pronouncement in 2003 which requires the loss on extinguishment of debt that was classified as an extraordinary item in prior periods to be reclassified to other expenses.

(h)      Gain on property disposition includes one hotel sold June 16, 1999.

(i) We adopted a new accounting pronouncement in 1999 which requires cost of start up activities, including pre-opening expenses, to be expensed as incurred. The 1999 fiscal year does not include a $1.8 million charge related to the change in accounting.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

         The following tables set forth, as of January 2, 2004, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes due 2012, and about us, excluding our unrestricted subsidiaries (as defined in the indenture relating to our notes), or the "Restricted Group." Under the heading "Management Operations Group," we include information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                      TRAILING 12 MONTHS ENDED JAN. 2, 2004

                                                     2002             Management          Total
                                                  Collateral          Operations         Restricted
                                                  Hotels (30)           Groups              Group
                                                  -----------         ----------         --------
Statement of operations data (in thousands):
Operating revenues                                 $ 260,678          $   10,048 (a)     $270,726
Operating expenses:
  Direct operating costs and
     expenses                                         95,828                   -           95,828
  General, administrative, sales
     and management expenses (b)                      85,998                (235) (c)      85,763
  Repairs and maintenance                             11,168                   -           11,168
  Depreciation and amortization                       29,455                 779           30,234
                                                   ---------          ----------         --------
Total operating expenses                           $ 222,449          $      554         $222,993
                                                   ---------          ----------         --------
Income from operations                             $  38,229          $    9,504         $ 47,733
                                                   =========          ==========         ========
Operating data:
    Occupancy                                           63.1%
    Average daily room rate ("ADR")                $   95.21
    RevPAR                                         $   60.08

(a) Represents management revenues derived from the 17 non-collateral hotels and the twelve managed hotels during 2003.

(b) General, administrative, sales and management expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management expenses for the collateral hotels reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion in conjunction with our selected financial data and consolidated financial statements included elsewhere in this Form 10-K.

GENERAL

         Our consolidated financial statements include revenues from our owned hotels and management fee revenues for providing management services to the managed hotels (owned or directly controlled by Mr. Hammons). References to our hotels include both our owned hotels and our managed hotels. We derive revenues from the owned hotels from rooms, food and beverage, meeting rooms and other revenues. Our beverage revenues include only revenues from the sale of alcoholic beverages, while we show revenues from the sale of non-alcoholic beverages as part of food revenue. Direct operating costs and expenses include expenses we incur in connection with the direct operation of rooms, food and beverage and telephones. Our general, administrative, sales and management services expenses include expenses incurred for franchise fees, administrative, sales and marketing, utilities, insurance, property taxes, rent, management services and other expenses.

         From 1999 through 2003, our total revenues grew at an annual compounded growth rate of 3.8%, from $371.7 million to $431.2 million. Occupancy during that period increased from 62.9% to 63.5%. At the same time, our average daily room rate increased by 4.9%, from $94.87 to $99.50, and room revenue per available room increased by 6.0%, from $59.64 to $63.19.

         The terrorist attacks of September 11, 2001, caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concern about travel safety. Although we have rebounded to prior years' levels since, general economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism, could have an impact on our future operating results.

         We attempt to identify the sources of our business by categorizing our guests into various market segments. During 2003 we experienced a decrease in the corporate, leisure and corporate group market segments of our business, which was indicative of the continuing economic slowdown. We believe, however, that this portion of the travel industry should recover throughout 2004, generating RevPAR above 2003 levels. Such a recovery should enhance our cash generation, and, as we continue to focus on operational efficiencies, our operating results.

         We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale.

         Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, OK and Rogers and Hot Springs, AR, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico and North Charleston, South Carolina.

RESULTS OF OPERATIONS

FISCAL YEAR                                         2003           2002           2001           2000          1999
                                                 ----------    -----------    -----------    -----------    -----------
Owned hotels
     Average occupancy                                 63.5%          63.8%          62.9%          64.4%          62.9%
     Average daily room rate (ADR)               $    99.50    $     98.31    $    100.07    $     98.56    $     94.87
     Room revenue per available room (RevPAR)    $    63.19    $     62.68    $     62.90    $     63.50    $     59.64
     Available rooms (a)                          4,233,047      4,316,214      4,234,594      4,213,947      3,853,403
     Number of hotels                                    47             47             47             47             45
Mature hotels (b)
     Average occupancy                                 63.5%          63.8%          62.7%          65.1%          64.7%
     Average daily room rate (ADR)               $    99.50    $     98.31    $     99.50    $     96.90    $     93.60
     Room revenue per available room (RevPAR)    $    63.19    $     62.68    $     62.36    $     63.09    $     60.57
     Available rooms (a)                          4,233,047      4,316,214      4,028,570      3,669,239      3,332,718
     Number of hotels                                    47             47             45             41             37
New hotels (b)
     Average occupancy                                   --%            --%          66.4%          59.9%          51.0%
     Average daily room rate (ADR)               $       --    $        --    $    110.55    $    110.68    $    105.25
     Room revenue per available room (RevPAR)    $       --    $        --    $     73.37    $     66.29    $     53.70
     Available rooms (a)                                 --             --        206,024        544,708        520,685
     Number of hotels                                    --             --              2              6              8
Percentages of total revenues
     Rooms                                             62.0%          61.4%          61.0%          61.3%          61.8%
     Food and beverage                                 26.3%          26.8%          27.0%          27.5%          27.3%
     Meeting room rental, related party
         management fee and other                      11.7%          11.8%          12.0%          11.2%          10.9%
                                                 ----------    -----------    -----------    -----------    -----------
          Total revenues                              100.0%         100.0%         100.0%         100.0%         100.0%
                                                 ==========    ===========    ===========    ===========    ===========
Operating Expenses
     Direct operating costs and expenses
        Rooms                                          15.6%          15.7%          15.6%          15.6%          16.0%
        Food and beverage                              20.2%          20.7%          21.7%          22.5%          22.6%
        Other                                           0.6%           0.7%           0.8%           0.9%           1.0%
     General, administrative, sales and
         management service expenses                   31.8%          31.1%          30.1%          28.5%          28.2%
     Repairs and maintenance                            4.3%           4.2%           4.1%           3.9%           4.1%
     Asset impairment                                   2.3%            --%            --%            --%            --%
     Depreciation and amortization                     12.0%          12.3%          14.2%          12.2%          12.3%
                                                 ----------    -----------    -----------    -----------    -----------
        Total operating expenses                       86.8%          84.7%          86.5%          83.6%          84.2%
                                                 ----------    -----------    -----------    -----------    -----------
     Income from operations                            13.2%          15.3%          13.5%          16.4%          15.8%
                                                 ==========    ===========    ===========    ===========    ===========

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of new hotels, the number of days the hotel was open during the period reported. Our 2002 fiscal year contained 53 weeks, or 371 days, while our 2003, 2001, 2000 and 1999 fiscal years each contained 52 weeks, or 364 days.

(b) We track the performance of our owned hotels in two groups. One group of hotels are those we opened during the current and prior fiscal years (new hotels). The remainder, excluding the new hotels, we refer to as mature hotels. During the 2003 and 2002 fiscal years, there were no new hotels. The distinction between mature and new hotels has become less significant since cessation of our development.

2003 FISCAL YEAR COMPARED TO 2002 FISCAL YEAR

         Total revenues decreased by $9.2 million, or 2.1%, in 2003, as fourth quarter 2003 revenues (13 weeks) decreased by $8.3 million compared to the 2002 fourth quarter (14 weeks). The decrease is attributable to decreases in the corporate, leisure and corporate group market segments of our business.

         Rooms revenues decreased by 1.1% from 2002, as the result of a $4.1 million decrease in rooms revenues in the fourth quarter of 2003, related primarily to the decreases in corporate, leisure and corporate group market segments of our business mentioned above. Rooms revenues, as a percentage of total revenues, increased to 62.0%, compared to 61.4% in 2002. Our average room rate increased to $99.50 in 2003 from $98.31 in 2002, an increase of 1.2%. Occupancy decreased to 63.5% in 2003 from 63.8% in 2002. Occupancy for the hotel industry, as reported by Smith Travel Research, was 59.2%, up 0.2% from 2002. Our revenue per available room (RevPAR) was $63.19 in 2003, up $0.51, or 0.8%, from 2002. RevPAR for the hotel industry was $49.34, up 0.2% from 2002.

         Food and beverage revenues decreased $4.4 million, or 3.7%, in 2003 from 2002, and decreased as a percentage of total revenues to 26.3% from 26.8% in 2002. The decrease related primarily to the decrease in the corporate group market segment of our business discussed above.

         Meeting room rental, related party management fee and other revenues decreased by $1.7 million, or 3.3%, in 2003 from 2002, and decreased slightly as a percentage of total revenues, to 11.7% from 11.8%. The decrease was attributable to declines in telephone department revenues as well as the decrease from the corporate group market segment of our business.

         Direct operating costs and expenses for rooms decreased by $1.5 million, or 2.2%, in 2003, and decreased as a percentage of rooms revenue, to 25.2% from 25.5% in 2002. The decrease was primarily attributable to reduced labor costs and favorable workers' compensation loss experience.

         Direct operating costs and expenses for food and beverage decreased by $4.2 million, or 4.6%, from 2002 as the result of decreased food and beverage revenues, but also decreased as a percentage of food and beverages revenues to 76.8% in 2003, from 77.5% in 2002. The decrease was primarily attributable to reduced labor costs directly related to lower sales volumes as discussed above.

         Direct operating costs and expenses for other decreased by $0.5 million, or 15.6%, from 2002 and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.4% in 2003, from 6.2% in 2002.

         General, administrative, sales and management service expenses increased by $0.3 million, or 0.2%, and increased as a percentage of total revenues to 31.8% from 31.1% in 2002. The increase was primarily attributable to increases in costs associated with sales and marketing compensation, franchise frequent traveler programs, utilities and credit card commissions, partially offset by decreases in franchise fees and property taxes.

         Asset impairment of $9.7 million in 2003 was attributable to the write down of our World Golf Village property to reflect the difference between the net book value and the current estimated fair value of this property obtained from independent third party valuations.

         Depreciation and amortization expenses decreased by $2.5 million, or 4.6%, in 2003 from 2002, and decreased as a percentage of total revenues to 12.0% from 12.3% in 2002. The decrease related to cessation of new hotel development in 1998.

         Income from operations decreased by $10.4 million, or 15.4%, from 2002. Of the decrease, $9.7 million resulted from the asset impairment charge described above.

         Net loss was $12.8 million for 2003 compared to $10.9 million in 2002.

2002 FISCAL YEAR COMPARED TO 2001 FISCAL YEAR

         Total revenues increased to $440.4 million in 2002 (53 weeks) from $436.7 million in 2001 (52 weeks). Of total revenues, 61.4% were revenues from rooms in 2002, compared to 61.0% in 2001. Revenues from food and beverage represented 26.8% of total revenues in 2002, compared to 27.0% in 2001, and revenues from meeting room rental, related party management fee and other represented 11.8% of total revenues in 2002, and 12.0% in 2001.

         Rooms revenues increased to $270.5 million in 2002 from $266.4 million in 2001, an increase of $4.1 million, or 1.5%, as a result of increased occupancy. Hotel occupancy increased 0.9 percentage points to 63.8% in 2002, compared to 62.9% in 2001. Hotel room revenue per available room (RevPAR), decreased to $62.68 in 2002 from $62.90 in 2001, a decrease of $0.22, or 0.3%. Average daily room rates decreased to $98.31 in 2002 from $100.07 in 2001, primarily related to a decrease in group room rates.

         Food and beverage revenues decreased slightly, by 0.2%, in 2002 from $118.0 million in 2001. This decrease was primarily related to a decrease in our convention, association and corporate group travel, partially offset by a slight increase in travel in the last six months of 2002.

         Meeting room rental, related party management fee and other revenues decreased slightly by 0.6%, in 2002 compared to 2001. This decrease reflects the absence of $2.7 million in energy surcharge revenues from 2001, partially offset by increases in related party management fees, telephone revenue, rental income and other fees.

         Direct operating costs and expenses for rooms increased by 1.2% in 2002, but as a percentage of rooms revenues decreased slightly to 25.5% in 2002 from 25.6% in 2001. The dollar increase was primarily attributable to increased workers' compensation insurance costs.

         Direct operating costs and expenses for food and beverage decreased by $3.4 million, or 3.6% in 2002, and decreased as a percentage of food and beverage revenues to 77.5% in 2002, from 80.3% in 2001. The decrease was attributable to lower food and labor costs associated with enhanced food purchasing programs and management of labor costs.

         General, administrative, sales and management service expenses increased by $5.4 million, or 4.1%, in 2002 and increased as a percentage of total revenues to 31.1% in 2002, from 30.1% in 2001. The increases in these expenses were primarily attributable to franchise termination charges related to planned hotel franchise conversions of some of our properties, additional marketing costs associated with the conversions (e.g., guest frequency programs) and increased workers' compensation insurance costs.

         Repairs and maintenance expenses increased $0.6 million, or 3.4%, in 2002 and increased slightly as a percentage of revenues to 4.2% in 2002, from 4.1% in 2001.

         Depreciation and amortization decreased by $8.0 million, or 12.9%, in 2002, and decreased as a percentage of total revenues to 12.3% in 2002, from 14.2% in 2001. The decrease related to the 2001 additional charge to depreciation expense for moisture related issues discussed in "Liquidity and Capital Resources" and to cessation of new hotel development in 1998.

         Income from operations increased by $ 8.4 million, or 14.2%, in 2002. As a percentage of total revenues, income from operations increased to 15.3% in 2002, from 13.5% in 2001, as revenues increased and depreciation decreased, as discussed above.

         Extinguishment of debt costs was $7.4 million in 2002, primarily relating to the refinancing of a significant portion of our long-term debt completed in May 2002, and $0.5 million in 2001, applicable to the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

         In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

         At January 2, 2004, we had $23.8 million of cash and equivalents and $15.7 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements and capital expenditures. At January 2, 2004, and January 3, 2003, we had restricted cash reserves of $21.7 million and $16.1 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

         Cash from operating activities increased to $54.7 million for 2003, from $48.1 million for 2002, an increase of $6.6 million, or 13.7%, primarily attributable to the asset impairment, the decrease in debt extinguishment costs and other favorable changes in certain assets and liabilities, partially offset by the increases in the net loss, including the minority interest losses and the decreases in depreciation and amortization expense.

         We incurred capital expenditures of $18.4 million in 2003, compared to $28.6 million in 2002. Approximately $3.4 million of the 2002 expenditures related to correcting the moisture related issues discussed below, and approximately $8.6 million related to the hotel franchise conversions of some of our properties. Capital expenditures typically include capital improvements on existing hotel properties.

         During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of January 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through January 2, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurnished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

         At January 2, 2004, our total debt was $781.1 million compared with $806.3 million at the end of 2002. The decrease is primarily attributable to the repayment of $25.2 million of existing debt including a 9-1/4% note for $6.3 million due in the fourth quarter of 2003, a 7-1/8% note for $5.2 million due in third quarter of 2015 and a 7-1/8% note for $6.6 million due in the second quarter of 2015. The current portion of long-term debt was $7.4 million at the end of 2003, compared with $13.7 million at the end of 2002.

         During the second quarter of 2002, we completed the refinancing of our long-term debt, primarily our $300 million 8-7/8% First Mortgage Notes due February 2004 and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as $30.1 million of short-term debt, with new $510 million 8-7/8% First Mortgage Notes due May 2012. We expect 2004 capital requirements estimated at $30.8 million (including approximately $5.7 million related to planned hotel franchise conversions of some of our properties) to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2004 capital requirements for normal recurring capital improvement projects.

         We did not distribute or accrue any amounts in 2003 or 2002, except for $150,000 in each of those years for state franchise taxes. Our distributions must be made in accordance with the provisions of the indenture.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and reclassified our 2002 and 2001 extraordinary items related to extinguishment of debt costs to other expense. Accordingly, $7.4 million and $0.5 million for the years ended 2002 and 2001, respectively, were included in other expenses as extinguishment of debt costs.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. We adopted this standard in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The disclosure requirements of FIN 46R are required in all financial statements issued after March 15, 2004, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN 46R did not impact its financial statements.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted this statement in the third quarter of 2003, with no material impact on our financial position, results of operation or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

         Trade receivables are reflected net of an estimated allowance for doubtful accounts. This estimate is based primarily on historical experience and assumptions with respect to future payment trends.

         Property and equipment are stated at cost less accumulated depreciation. We periodically review the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows. During the fourth quarter of 2003, we recognized impairment charges of $9.7 million related to our World Golf Village property. The resulting impairment reserve was based on fair market values from independent third party valuations.

         Our deferred financing costs, franchise fees and other assets include management and franchise contracts and leases. The value of our management and franchise contracts and leases are amortized on a straight-line method over the life of the respective agreement. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimated future cash flow from the respective properties.

         We are self-insured for various levels of general liability, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency, as well as changes in actual experience, could cause these estimates to change.

         We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our significant contractual obligations as of January 2, 2004, including long-term debt and operating lease commitments:

                                                        Payments Due by Period
                                  -----------------------------------------------------------
Contractual obligations                         1 Year        2-3          4-5        After 5
(000s omitted)                     Total        or less      Years        Years        Years
Long-term debt                    $781,072     $  7,423     $ 45,356     $119,599     $608,694
Related party leases                 7,044          719          300          300        5,725
Other leases                        66,134        2,798        4,966        4,171       54,199
                                  --------     --------     --------     --------     --------
Total contractual obligations     $854,250     $ 10,940     $ 50,622     $124,070     $668,618
                                  ========     ========     ========     ========     ========

         For 43 of 47 operating hotel properties, we have entered into franchise agreements with national hotel chains that require each hotel to remit to the franchisor monthly fees equal to approximately 3.0% to 6.0% of gross room revenues, as defined, which approximated $11.3 million in fiscal year 2003. In addition, each hotel under a franchise agreement pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 3.5% of gross revenues, as defined, which approximated $9.7 million in fiscal year 2003. Since these franchise obligations are dependent on gross revenues and as such variable, the amounts are not included in the above table.

SEASONALITY

         Our hotels have traditionally experienced slight seasonality. Additionally, hotels for the fourth quarter of 2002 reflect 14 weeks of results compared to 13 weeks for the first three quarters of the 2002 fiscal year and all of the quarters in the 2003 and 2001 fiscal years.

INFLATION

         The rate of inflation as measured by changes in the average consumer price index has not had a material effect on our revenues or operating results during the three most recent fiscal years

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to changes in interest rates primarily as the result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of January 2, 2004.

EXPECTED MATURITY DATE                                                                        THERE-               FAIR
(IN MILLIONS)                          2004        2005       2006       2007      2008       AFTER     TOTAL     VALUE(d)
Long-Term Debt(a)

$510 million lst Mortgage Notes        $  -       $    -     $    -    $     -    $    -     $   499   $   499   $     549

Average interest rate(b)                8.9%         8.9%       8.9%       8.9%      8.9%        8.9%      8.9%

Other fixed-rate debt obligations      $  6       $    7     $   28    $    42    $   53     $   110   $   246   $     246

Average interest rate(b)                8.2%         8.3%       7.8%       8.4%      8.4%        8.9%      8.6%

Other variable-rate debt obligations   $  1       $    1     $   10    $     1    $   23     $     -   $    36   $      36
Average interest rate(c)                4.6%         4.6%       4.6%       4.6%      4.6%        4.6%      4.6%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of January 2, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts, except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes issued is estimated by obtaining quotes from brokers. A one percentage point change in the quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million on the fair value, while a one percentage point change in the 8-7/8% discount rate used to calculate the fair value of our other fixed rate debt would change its fair value by approximately $12 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Index to Consolidated Financial Statements and the Financial Statements following such index in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, together with the participation of the chief executive officer and chief financial officer of our general partner, have evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

         There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         We do not have any directors or officers. Our general partner, in its capacity as general partner, manages and controls our activities. The following sets forth certain information concerning the directors and director nominees of our general partner who are not also officers of our general partner. Information required by this item with respect to executive officers of our general partner is provided in Item 1 of this report under the heading "Management." John Q. Hammons Finance Corporation III has the same directors and officers as the general partner, except that Messrs. Dempsey, Earley, Hart, Lopez-Ona, Moore and Sullivan are not directors.

                                              Director          Expiration
Name                             Age           Since             of Term        Position(s) Held with General Partner
----                             ---           -----             -------        -------------------------------------
Donald H. Dempsey                59            1999                2004          Director
Jacqueline A. Dowdy              60            1994                2005          Director and Secretary
Daniel L. Earley                 61            1994                2006          Director
John Q. Hammons                  85            1994                2006          Director, Chairman and Chief Executive Officer
William J. Hart                  63            1994                2005          Director
John E. Lopez-Ona                46            1996                2004          Director
James F. Moore                   61            1995                2006          Director
David C. Sullivan                64            1999                2005          Director

         Donald H. Dempsey became a director of our general partner in August 1999. From July 1998 until January 2004, Mr. Dempsey served as Executive Vice President, Secretary, Treasurer, Chief Financial Officer and Director of Equity Inns, Inc. Equity Inns, Inc., is a large lodging real estate investment trust headquartered in Germantown, Tennessee. Mr. Dempsey has more than 30 years' experience in corporate and financial management within the hotel industry. Before he joined Equity Inns in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial

Officer of Choice Hotels International, Inc., a publicly traded hotel franchisor. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation. From October 1993 to April 1995, he served as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993, as Vice President, Finance, of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions with the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administrative positions with Holiday Inns, Inc.

         Jacqueline A. Dowdy has been the Secretary and director of our general partner since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer and director of several of our affiliates.

         Daniel L. Earley has been a director of our general partner since 1994. Since 1985, Mr. Earley has been President, Chief Executive Officer and a director of First Clermont Bank, a community bank located in Milford, Ohio, which is owned by Mr. Hammons.

         John Q. Hammons is Chairman, Chief Executive Officer, a director and founder of our general partner. Mr. Hammons has been actively engaged in the acquisition, development and management of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels tradenames. Mr. Hammons is the controlling shareholder of our general partner.

         William J. Hart has been a director of our general partner since 1994. He is a member of the law firm of Husch & Eppenberger, LLC, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for our general partner and personally for Mr. Hammons.

         John E. Lopez-Ona became a director of our general partner in May 1996. He was a managing director of Kidder Peabody & Company, Inc., an investment banking firm, from March 1990 through March 1995. Since June 1995, Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm he owns, which specializes in principal investment. Since 1998, Mr. Lopez-Ona has been the Chairman and CEO of Six Sigma Qualtec, a premier training, consulting and technology solutions company for performance improvement methodologies.

         James F. Moore became a director of our general partner in May 1995. Mr. Moore is Managing Partner, American Products LLC, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. From 1987 until 2000, he served as Chairman, Chief Executive Officer and a director of Champion Products, Incorporated, the predecessor company to American Products LLC. Prior to 1987, Mr. Moore served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

         David C. Sullivan became a director of our general partner in May 1999. From December 1997 until May 2000, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of ResortQuest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchisor, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Operating Officer of the Hotel Division of The Promus Companies Incorporated or PCI. He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI. Mr. Sullivan serves on the Board of Directors of Winston Hotels, Inc.

DIRECTOR COMPENSATION

         For 2003, each non-employee director of our general partner received:

         - $1,000 for each regular board meeting attended and $500 for each regular committee meeting attended ($750 per meeting for the committee chair),

         - a cash payment of $10,000 (other than Mr. Earley, who declined the cash payment),

         - 2,105 shares of our general partner's class A common stock with a fair market value equal to $10,000 on the date of payment (other than Mr. Earley, who declined the share grant), and

         - an option to purchase 10,000 shares of our general partner's class A common stock at a per share exercise price of $4.75, exercisable in four equal annual installments, beginning May 14, 2004, and expiring May 13, 2013.

         The stock and options were issued pursuant to our general partner's 1999 Non-Employee Director Stock and Stock Option Plan. Employee directors are not compensated for their services as directors or committee members.

CORPORATE GOVERNANCE AND OTHER MATTERS

         DIRECTOR INDEPENDENCE. Our general partner's board of directors has determined that five of its current directors, John E. Lopez-Ona, James F. Moore, David C. Sullivan, Donald H. Dempsey and William J. Hart, are "independent" within the meaning of the American Stock Exchange listing standards. This determination has been made based on written responses provided by each of the directors in a questionnaire regarding relationships and possible conflicts of interest. Mr. Hart and his law firm provide services to us, Mr. Hammons and certain of his affiliates. Our general partner's board of directors has determined that this legal representation of us and Mr. Hammons does not impair Mr. Hart's independence because the duty of Mr. Hart and his firm as counsel to us is to the company in its entirety, and not to Mr. Hammons. In the event of a conflict between Mr. Hammons and us, Mr. Hart and his firm could not represent either party. In addition, the board considered Mr. Hart's fiduciary duties as a director, and his past performance on the board, and concluded that Mr. Hart had demonstrated an independence of thought and a commitment to our best interest.

         SELECTION OF NOMINEES AND NOMINATIONS BY SHAREHOLDERS. In March of 2004, the board of directors of our general partner established a nominating committee composed of three independent directors (as defined in the American Stock Exchange listing standards) to select nominees for election as directors. The board committed to adopting a nominating committee charter governing the nomination process, which will be available on our website at WWW.JQHHOTELS.COM/COMMITTEECHARTERS when it is adopted.

         The nominating committee considers director candidates recommended by any shareholder in writing. A shareholder's written recommendation must be received by the committee in a timely manner, but no later than 90 days before the annual meeting, and contain the name of the candidate, a detailed description of his or her experience and qualifications and any other information that may assist the nominating committee in its evaluation of the candidate. The recommendation should be addressed to the Nominating Committee of the Board of Directors c/o Chief Financial Officer, John Q. Hammons Hotels, Inc., 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

         The nominating committee uses the same process to review and evaluate all potential director nominees, regardless of who recommends the candidate, and considers the candidate's qualifications in light of the criteria established for board members, as well as any special skills the committee believes are appropriate, in light of the credentials of the other directors. Our general partner has never used a director search firm to locate potential board nominees in the past, although the nominating committee is free to do so in the future if it so chooses.

         Criteria and minimum qualifications for new board members include a high level of integrity and ability, independence from our general partner and management under the criteria established by the American Stock Exchange listing standards and operating company experience as a member of senior management (operational or financial). The nominating committee also seeks individuals with the time and commitment necessary to perform the duties of a board member, hospitality industry experience or knowledge, and other special skills that complement or supplement the skill sets of current directors.

         In addition to recommending potential nominees to the board, our general partner's Bylaws permit shareholders to nominate persons directly for directors if the nominations are made in a timely written notice. We must receive the notice at our principal executive offices not less than 120 days and not more than 180 days before the meeting date (if at least 130 days' notice or prior public disclosure of the annual meeting date is made). If less than 130 days' notice or public disclosure of the meeting date is given to shareholders, we must receive notice not later than the close of business on the 10th day following the day on which such notice of the annual meeting date was mailed or such public disclosure was made. A shareholder's notice of nomination must include certain information (specified in Section 3.5 of our Bylaws) concerning each proposed nominee and the nominating shareholder. Our general partner has not received any nominations for directors from shareholders for the 2004 annual meeting.

         DIRECT COMMUNICATIONS WITH OUR GENERAL PARTNER'S BOARD OF DIRECTORS. Our general partner's board of directors has established the following methods for shareholders to communicate directly with the board of directors or any of its members:

         - By Mail. Letters may be addressed to the board of directors or to an individual board member as follows:

                         The Board of Directors (or name of individual director) c/o Office of the Chief Financial Officer
                         John Q. Hammons Hotels, Inc.
                         300 John Q. Hammons Parkway, Suite 900
                         Springfield, Missouri  65806

                  The Chief Financial Officer will forward (unopened) any correspondence addressed as set forth directly to the named board member, or if addressed to the entire board of directors, to the chair of the audit committee.

         - By Telephone. Our general partner has established a safe and confidential process for reporting, investigating and resolving employee and other third party concerns related to accounting, auditing and similar matters under the Sarbanes-Oxley Act of 2002. Shareholders may also use this Report Line to communicate with one or more of the our general partner's directors. The Report Line is operated by an independent, third party service. In the United States, the Report Line can be reached by dialing toll-free 1-888-337-7507.

         BOARD COMMITTEES. Three of our general partner's four board committees operate under a charter adopted by the board of directors. Those charters are posted on our website at WWW.JQHHOTELS.COM/COMMITTEECHARTERS. The charter for the nominating committee will also be posted on that site when the board adopts it.

         The audit committee is composed of Messrs. Moore, Dempsey and Lopez-Ona. During the fiscal year ended January 2, 2004, they met six times. The audit committee reviews the scope and results of the independent annual audit. The audit committee also reviews the scope and results of audits performed by our internal auditors. Our general partner's board of directors has determined that all three members of the audit committee are "independent," as such term is defined by the American Stock Exchange listing standards. In addition, Donald H. Dempsey and John E. Lopez-Ona are both "audit committee financial experts," as defined by SEC rules. The board determined that Mr. Lopez-Ona qualifies as an audit committee financial expert on the basis of his relevant experience, and determined that he has demonstrated the required attributes of an audit committee financial expert during his five-year tenure on our audit committee. In addition to his undergraduate degree in accounting and his graduate degree
(MBA), Mr. Lopez-Ona spent five years at a Fortune 100 conglomerate conducting operation audits and ten years with large New York-based investment banks managing transactions involving large public and private companies.

         The members of the finance committee are Messrs. Earley, Dempsey, Sullivan and Mrs. Dowdy. The finance committee oversees the finance, accounting and development activities, and reviews and makes recommendations to the board concerning all real property acquisitions of $1,000,000 or more, agreements with annual obligations of $250,000 or more, financings of $1,000,000 or more, any agreement or arrangements with insiders, sales or purchases of hotels or associated properties, our annual budget and the refinancing of our bonds and bank debt. After finance committee review, board policy provides that all such corporate commitments must be reviewed and approved by the board. During the fiscal year ended January 2, 2004, the finance committee held four meetings.

         The compensation committee establishes the compensation for our CEO and our executive officers, and also reviews employee compensation and makes recommendations to the board regarding changes in compensation. The committee administers our stock option plan and makes option grants. During the fiscal year ended January 2, 2004, the compensation committee held three meetings. The members of the compensation committee are Messrs. Hart, Moore and Sullivan. The board of directors has determined that all three members of the compensation committee are "independent," as such term is defined by the American Stock Exchange listing standards.

         In March of 2004, our general partner's board established a nominating committee, composed of Messrs. Hart, Moore and Sullivan. That committee selected the nominees for re-election at the 2004 annual meeting of our general partner's shareholders.

         MEETINGS OF THE BOARD OF DIRECTORS AND THE SHAREHOLDERS. As a policy of the board of directors of our general partner, all directors are expected to attend all board and relevant committee meetings, as well as its annual shareholder meeting, if possible. All of the directors of our general partner attended the 2003 annual shareholders meeting.

         During the fiscal year ended January 2, 2004, the board of directors of our general partner held four meetings. Each director attended all board meetings, except for Mr. Hammons who attended three of the four board meetings and Mr. Lopez-Ona who attended two of the four board meetings, and each director attended all meetings of each standing committee of which he or she was a member, except for Mr. Lopez-Ona who attended four of the six audit committee meetings.

         CODE OF ETHICS. We have adopted a code of ethics that applies to all of our officers and employees, including our chief executive officer, principal financial officer and principal accounting officer. Our code of ethics is posted on our Internet website at WWW.JQHHOTELS.COM/CODEOFETHICS. We intend to post any amendments to or waivers from our code of ethics, which must be approved by our general partner's board of directors on our Internet website at WWW.JQHHOTELS.COM/AMENDMENTS. You also may obtain, free of charge, a copy of our code of ethics by writing to Investor Relations, John Q. Hammons Hotels, Inc., 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

ITEM 11. EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table sets forth the salary compensation, cash bonus and certain other forms of compensation paid by our general partner for services rendered in all capacities during the 2003, 2002 and 2001 fiscal years to the Chief Executive Officer and the four other most highly compensated executive officers serving at the end of the 2003 fiscal year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                     LONG-TERM COMPENSATION AWARDS
                                                -------------------                     ------------------------------
                                                                       ALL OTHER
NAME AND PRINCIPAL POSITIONS  FISCAL YEAR  SALARY ($)  BONUS ($)   COMPENSATION ($)(a)  SECURITIES UNDERLYING OPTIONS (#)
----------------------------  -----------  ----------  ---------   -------------------  ---------------------------------
John Q. Hammons                   2003       359,000   200,130                -                       35,000(d)
Chairman of the Board and         2002       342,500   120,000                -                            -
Chief Executive Officer           2001       315,000   110,000                -                            -

Louis Weckstein(b)                2003       330,381   184,972            6,603                       20,000(d)
President                         2002       309,131   105,600            3,338                            -
                                  2001        88,300    31,090               -                       100,000(e)

Paul E. Muellner                  2003       202,545    99,078            3,088                       25,000(d)
Executive Vice President and      2002       177,545    79,000(f)         3,570                            -
Chief Financial Officer           2001       165,000    44,000            3,225                            -

                                                ANNUAL COMPENSATION                     LONG-TERM COMPENSATION AWARDS
                                                -------------------                     ------------------------------
                                                                       ALL OTHER
NAME AND PRINCIPAL POSITIONS  FISCAL YEAR  SALARY ($)  BONUS ($)   COMPENSATION ($)(a)  SECURITIES UNDERLYING OPTIONS (#)
----------------------------  -----------  ----------  ---------   -------------------  ---------------------------------
Debra M. Shantz                   2003       166,717    72,757            3,238                       15,000(d)
Senior Vice President and         2002       160,839    66,500(g)         3,668                            -
General Counsel                   2001       153,100    44,000            3,047                            -

William A. Mead(c)                2003       166,600    40,000            2,469                       15,000(d)
Regional Vice President           2002       162,891    63,386            3,062                            -
Eastern Region                    2001       160,000    40,000            3,000                            -

         (a)      Matching contributions to 401(k) Plan.

         (b) Joined us in September 17, 2001. Salary does not include $270,000, $267,083 and $62,500 paid personally by Mr. Hammons in 2003, 2002 and 2001, respectively. Bonuses do not include $100,000 paid by Mr. Hammons for 2002 in five equal monthly installments beginning March 1, 2003.

         (c) Salary does not include $65,000, $65,000 and $65,000 paid personally by Mr. Hammons, in 2003, 2002 and 2001, respectively.

         (d) Comprised of options with an exercise price of $4.75 per share.

         (e) Comprised of options with an exercise price of $5.15 per share.

         (f) Includes a special one-time bonus of $25,000 for work related to refinancing our bonds.

         (g) Includes a special one-time bonus of $17,500 for work related to refinancing our bonds.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information regarding each stock option granted during fiscal year 2003 to each of the named executive officers.

                                                                                              POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED RATES OF STOCK
                                                                                              PRICE APPRECIATION FOR
                                            INDIVIDUAL GRANTS                                 OPTION TERM (b)(c)
                                            -----------------                                 ------------------
                                              % OF TOTAL
                     NUMBER OF SECURITIES   OPTIONS GRANTED
                      UNDERLYING OPTIONS     TO EMPLOYEES IN     EXERCISE PRICE  EXPIRATION
    NAME                GRANTED (#)(a)        FISCAL YEAR          ($/SHARE)        DATE         5%($)         10%($)
    ----                --------------        -----------          ---------        ----         -----         ------
John Q. Hammons            35,000                7.4%                 $4.75       5/13/2013   $  104,554    $  264,960
Louis Weckstein            20,000                4.2%                 $4.75       5/13/2013   $   59,745    $  151,406
Paul E. Muellner           25,000                5.3%                 $4.75       5/13/2013   $   74,681    $  189,257
Debra M. Shantz            15,000                3.2%                 $4.75       5/13/2013   $   44,809    $  113,554
William A. Mead            15,000                3.2%                 $4.75       5/13/2013   $   44,809    $  113,554
All Other Employees       364,250               76.7%                 $4.75       5/13/2013   $1,088,106    $2,757,473

     (a)  Awarded on May 14, 2003.

     (b) No gain to the optionees is possible without appreciation in the stock price which will benefit all shareholders commensurately. The dollar amounts under these columns are in result of calculations at the 5% and 10% assumption rates set by the SEC and therefore are not intended to forecast possible future appreciation of our general partner's stock price or to establish any present value of the options.

     (c) Realizable values are computed based on the number of options granted in 2003 and still outstanding at year-end.

FISCAL YEAR-END OPTION VALUES

         The following table includes the number of shares covered by both exercisable and unexercisable stock options as of January 2, 2004 and the values of "in-the-money" options, which represent the positive spread between the exercise price of any such option and the fiscal year-end value of our general partner's common stock.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                     SHARES                                   OPTIONS                        IN-THE-MONEY OPTIONS (1)(2)
                   ACQUIRED ON       VALUE       -----------------------------------       --------------------------------
    NAME           EXERCISE (#)   REALIZED ($)   EXERCISABLE           UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
    ----           ------------   ------------   -----------           -------------       -----------        -------------
John Q. Hammons         -              -           275,000                60,000            $142,500            $ 122,750
Louis Weckstein         -              -            50,000                70,000            $ 87,500            $ 130,500
Paul E. Muellner        -              -            32,500                32,500            $ 42,750            $  68,000
Debra M. Shantz         -              -            92,500                22,500            $ 42,750            $  46,500
William A. Mead         -              -            55,000                20,000            $ 28,500            $  41,750

(1) Calculated based upon the excess of the closing price of our general partner's class A common stock as reported on the American Stock Exchange on January 2, 2004, over the exercise price per share of the stock options ($4.75 for the options granted in 2003, $5.15 for the options granted in 2001 and $5.00 for the options granted in 2000). Does not include the stock options granted in 1998, as the exercise price per share of those stock options ($7.375) is greater than the $6.90 closing price on January 2, 2004, and so these options are not "in the money."

(2) All of the 1998 options are currently exercisable, seventy-five percent of the 2000 options are currently exercisable, fifty percent of the 2001 options are currently exercisable and none of the 2003 options are currently exercisable.

401(k) PLAN

         Effective January 1, 1996, we adopted a contributory retirement plan (the "401(k) Plan") for our employees that currently requires employees to be 21 years of age and have at least 6 months of service to participate. The 401(k) Plan is designed to provide tax-deferred income to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan provides that we will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's annual compensation.

         On March 25, 2004, the 401(k) Plan held 144,965 shares of our general partner's class A common stock.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Lou Weckstein, our President, effective September 17, 2001. Mr. Weckstein's base salary under the agreement is $300,000 per year, with such annual increases in compensation as may be determined by the compensation committee of our general partner. He also may participate in incentive or supplemental compensation plans for which he is eligible. The compensation committee of our general partner may award him a cash bonus based upon the bonus plan for our other executive officers. Either party may terminate the agreement at any time. Mr. Hammons and Mr. Weckstein also have a verbal agreement, under which Mr. Hammons has agreed to pay to Mr. Weckstein, for services he performs unrelated to our business, the difference between his annual salary from our general partner and $600,000, up to a maximum of $270,000 per year.

         We entered into an employment agreement with Paul Muellner, our Chief Financial Officer, on December 1, 2003. This agreement entitles Mr. Muellner to an annual base salary of $210,000 and other benefits generally available to our general partner's executive officers, including participation in incentive or supplemental compensation plans for which he is eligible. The compensation committee of our general partner may award him a cash bonus based upon the bonus plan for our other executive officers and stock options pursuant to our general partner's 1994 Stock Option Plan. In the event Mr. Muellner is terminated without cause or there is a change-in-control of our general partner, our general partner will continue to pay his base salary and COBRA payments for a period of one year, in addition to an annual bonus award pursuant to the executive bonus plan. Either party may terminate the agreement at any time.

         We entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995, and amended on October 31, 1997 and November 1, 2001. Under the agreement, Ms. Shantz's annual base salary is $155,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by the compensation committee of our general partner. The agreement runs until May 1, 2004, and renews automatically thereafter from year to year, unless she or our general partner terminates her employment at the end of the Renewal Term by giving not less than six months prior written notice. If our general partner terminates Ms. Shantz's employment without cause, she receives two years of her base salary and any vested deferred compensation, as well as six months of benefits under our general partner's benefit plans. In the event there is a change-in-control of our general partner, Ms. Shantz may terminate the agreement, and our general partner will pay her 12 times her monthly salary and an amount equal to her bonus for the prior fiscal year.

We entered into an employment agreement with William A. Mead, one of our regional vice-presidents, as of January 25, 2000, that became effective on April 1, 2000. Mr. Mead's annual base salary under the agreement is $160,000, plus a guaranteed bonus of at least $40,000 each year. He also may participate in our available savings, retirement and other benefit plans. This agreement expires on March 31, 2005. In addition, as of January 27, 2000, Mr. Hammons and Mr. Mead entered into an agreement that provides that in exchange for Mr. Mead's services in selecting markets for various hotel projects for Mr. Hammons personally, Mr. Hammons will pay Mr. Mead an additional $65,000 per year, in equal monthly installments, during the term of his employment agreement with our general partner. That agreement also became effective on April 1, 2000, and provides that Mr. Mead will have the opportunity to acquire a 25% interest in up to three Residence Inn hotel projects, with a substantial portion of Mr. Mead's investment to be financed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our general partner's compensation committee for the fiscal year ended January 2, 2004 was comprised of three directors, Messrs. Sullivan, Moore and Hart.

         Mr. Hart is a non-employee director of our general partner and is a member of the law firm of Husch & Eppenberger, LLC, which performs legal services on a regular basis for us and personally for Mr. Hammons. Our general partner paid such firm approximately $231,300 in legal fees during the fiscal year ended January 2, 2004.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, one of our directors, have formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to our business.

         Mr. Hammons controls us through his control of our general partner. His equity interest in us (based on his beneficial ownership of 269,100 shares of class A common stock of our general partner, all 294,100 shares of class B common stock of our general partner and all 16,043,900 of our LP Units) is 79%. There are significant potential conflicts of interests between Mr. Hammons as our limited partner, and the holders of class A common stock, which conflicts may be resolved in favor of Mr. Hammons.

         Holders of LP Units have the right to require the redemption of their LP Units. This redemption right will be satisfied, at the sole option of our general partner, by the payment of the then cash equivalent thereof or by the issuance of shares of class A common stock on a one-for-one basis. As noted above, Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires us to redeem LP Units, the non-employee directors of our general partner would decide, consistent with their fiduciary duties as to the best interests of the company, whether to redeem the LP Units for cash or for shares of class A common stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed us that he has no current plan to require us to redeem his LP Units.

         During 2003, we provided management services to twelve hotels we do not own (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Eleven of the Managed Hotels are owned by Mr. Hammons and one is owned 50% by an entity controlled by Mr. Hammons and 50% by Jacqueline A. Dowdy, the secretary and a director of our general partner. Management fees of 3% to 4% of gross revenues were paid to us by the Managed Hotels in the aggregate amount of $2,571,624 in the fiscal year ended January 2, 2004. In addition to the management fees paid by the Managed Hotels to us in that year, the Managed Hotels reimbursed us for a portion of the salaries we paid to its regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $365,139 in the fiscal year ended January 2, 2004. The Management Contracts have 20-year terms, and automatically extend for four periods of five years, unless otherwise canceled.

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. During fiscal year 2003, 2002, 2001 and 2000, we paid approximately $327,800, $326,000, $487,000 and
$1,455,000, respectively, of additional costs in accordance with the management contract. These costs will be amortized over a five-year contract period. Amortization for these costs commences upon the opening of the hotels.

         We hold an option from Mr. Hammons or persons or entities controlled by him to purchase the Managed Hotels, until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the Managed Hotel as determined by an appraisal firm of national standing. One hotel we own and three Managed Hotels are located in Springfield, Missouri. These hotels potentially compete with one another for customers. We believe that these hotels do not significantly compete with one another due to their respective locations and attributes.

         Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc., or WHI. All of the hotels we own or manage have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the hotels we own were approximately $1,615,000 in the fiscal year ended January 2, 2004. The fee may increase if the number of hotels for which WHI performs accounting and administrative services drops below 55 hotels. The existing accounting service agreement expires in June 2005.

         We lease space in the John Q. Hammons Building for our headquarters from a Missouri company, of which Mr. Hammons owns 50% and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the secretary and a director, who is a 9.5% owner. Pursuant to four lease agreements, expiring December 31, 2004, we paid monthly rental payments of approximately $21,100 in 2003. We made aggregate annual lease payments to that Missouri company of approximately $253,400 in 2003.

         We also lease the real estate for the Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent is based on the greater of a percentage of adjusted gross revenues from room sales and food and beverage sales on the property or $150,000. Rent expense was approximately $233,000 in 2003. The lease term is 50 years, with an option to renew for an additional 10 years. We also have an option to purchase the land after March 1, 2018, at the greater of $3,000,000 or the current appraised value. In addition, in 2003 we acquired the land for two operating hotel properties that we formerly leased from Mr. Hammons in exchange for certain undeveloped land that we owned, recognizing no gain or loss on the exchange.

         To supplement our self-insurance programs, we provide property, auto, commercial liability, workers' compensation and medical insurance to the hotels, including hotels we own and those Mr. Hammons owns, under blanket commercial policies we purchase. In addition, we provide umbrella and crime insurance to all such hotels under blanket commercial policies we purchase. Generally, we allocate expenses to each hotel (including those owned by Mr. Hammons) based upon factors similar to those used by the insurance provider to compute the aggregate group policy expense.

         Certain of our employees provide some administrative and other services for Mr. Hammons' outside business interests. Management does not believe that, historically, the amount of such services has been material, but implemented a cost-allocation system in 2002. Pursuant to the cost-allocation system, Mr. Hammons pays us 30% of all costs related to such services as well as the internal development costs discussed above, and maintains a deposit with us, which was $50,700 as of January 2, 2004, to cover these expenses.

         Mr. Hammons also owns trade centers adjacent to two of the Owned Hotels (the "JQH Trade Centers"). We lease the convention space in the JQH Trade Center located in Portland, Oregon, from Mr. Hammons pursuant to a lease expiring in 2004, requiring annual payments of approximately $300,000. With respect to the other JQH Trade Center, located in Joplin, MO, we make nominal annual lease payments to Mr. Hammons pursuant to a lease expiring in 2014. We have assumed responsibility for all operating expenses of the JQH Trade Centers.

         Mr. Hammons owns parcels of undeveloped land throughout the United States. Although there are no current plans to do so, we may purchase or lease one or more of these parcels in the future in order to develop hotels. Since Mr. Hammons controls us, such transactions would not be arms-length transactions but will be subject to restrictions contained in the indenture relating to our outstanding mortgage notes due in 2012.

         We pay no management fee or similar compensation in connection with our general partner's management. We pay the following to our general partner: (i) distributions, if any, in respect of its equity interest in us; and (ii) reimbursement for all direct and indirect costs and expenses our general partner incurs for us or on our behalf and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, us.

         Mr. Hammons has a written agreement with William A. Mead, one of our regional vice presidents, to pay Mr. Mead $65,000 per year for five years, ending March 31, 2005, in exchange for services he provides unrelated to our business, and to allow Mr. Mead to invest in 25% of up to three proposed new hotels. Mr. Hammons also has a verbal agreement with Lou Weckstein, our president, to supplement Mr. Weckstein's salary from us by up to $270,000 per year during his employment for services he provides unrelated to our business. We describe these arrangements in more detail under the caption "Employment Agreements" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         On June 24, 2002, upon the recommendation of our general partner's audit committee, we dismissed Arthur Andersen LLP as our independent auditors and selected Deloitte & Touche LLP to serve as our independent auditors for the fiscal year ended January 3, 2003.

         Arthur Andersen LLP's report on our financial statements for the fiscal year ended December 28, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 28, 2001, and through June 24, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter in connection with its report on our financial statement for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. We provided Arthur Andersen LLP with a copy of the foregoing disclosures and authorized Arthur Andersen LLP to respond fully to the inquiries of Deloitte & Touche LLP.

         During the year ended December 28, 2001, and through June 24, 2002, we did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and
(ii) of Regulation S-K.

         The board of directors of our general partner has appointed the firm of Deloitte & Touche LLP to act as our independent auditors for the fiscal year ending December 31, 2004, subject to ratification of such appointment by our general partner's shareholders.

FEES BILLED TO US BY DELOITTE & TOUCHE LLP FOR FISCAL 2002 AND 2003

         Deloitte & Touche LLP was our independent auditor for 2003. A summary of the fees Deloitte & Touche LLP billed us for fiscal 2002 and fiscal 2003 follows:

                   Nature of Service                        2002                       2003
                   -----------------                        ----                       ----
Audit Fees (a)...................................        $ 232,403                 $  290,068
Audit-Related Fees (b).. ........................        $       0                 $   91,910
Tax Fees.........................................        $       0                 $        0
All Other Fees...................................        $       0                 $        0

(a) The "Audit Fees" represent fees for professional services for the audit of our annual financial statements, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory fees.

(b) The "Audit-Related Fees" consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services included Sarbanes-Oxley Act services, audit of our 401(k) Plan and the audit of other financial elements of individual hotels. Our general partner's audit committee pre-approved 100% of the "Audit-Related Fees" in 2002 and 2003.

         Our general partner's audit committee determined that the provision of the services described above is compatible with maintaining the independence of Deloitte & Touche LLP.

         Our general partner's audit committee policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The audit committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. Any service that is not included in the approved list of services must be separately pre-approved by the audit committee. In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the audit committee chair. Also, all permissible non-audit services must be separately pre-approved by the audit committee chair if the aggregate fees for such services exceed 5% of the total fees paid to the independent auditor for the current fiscal year.

                                     PART IV

         ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

         15(a)(1) FINANCIAL STATEMENTS

                  Reference is made to the Index to Consolidated Financial Statements and the Consolidated Financial Statements following such index.

         15(a)(2) FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

         15(a)(3) EXHIBITS

                  Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits by
         Item 15(c).

         10.4     Form of Option Purchase Agreement

         10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and November 1, 2001.

         10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001

         10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and William A. Mead dated as of January 25, 2000

         10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000

         10.7d Employment Agreement between John Q. Hammons Hotels, Inc. and Paul E. Muellner dated as of December 1, 2003

         10.12    1994 Employee Stock Option Plan of the General Partner

         10.13 1999 Non-Employee Director Stock and Stock Option Plan of the General Partner

         15(b) REPORTS ON FORM 8-K

                  A Form 8-K was filed on November 12, 2003 to furnish the third quarter earnings press release of our general partner.

         15(c) EXHIBITS

                  Reference is made to the exhibit index which has been filed with the exhibits.

         15(d) FINANCIAL STATEMENTS

                  Independent Auditors' Report

                  Consolidated Balance Sheets at Fiscal 2003 and 2002 Year-Ends

                  Consolidated Statements of Operations for the 2003, 2002 and 2001 Fiscal Years Ended

                  Consolidated Statements of Changes In Minority Interest and Stockholders Equity for 2003, 2002 and 2001 Fiscal Years Ended

                  Consolidated Statements of Cash Flows for 2003, 2002 and 2001 Fiscal Years Ended

                  Notes to Consolidated Financial Statements

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 1st day of April, 2004.

                                            JOHN Q. HAMMONS HOTELS, L.P.

                                            By: John Q. Hammons Hotels, Inc.,
                                                   its General Partner

                                            By: /s/ John Q. Hammons
                                                ------------------------
                                                John Q. Hammons
                                                Founder, Chairman and CEO

                                            JOHN Q. HAMMONS HOTELS FINANCE
                                            CORPORATION III

                                            By: /s/ John Q. Hammons
                                                -----------------------
                                                John Q. Hammons
                                                Founder, Chairman and CEO

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation III, on April 1, 2004.

     Signatures                                                           Title
     ----------                                                           -----
/s/ John Q. Hammons                               Founder, Chairman and CEO of John Q. Hammons Hotels, Inc.
-----------------------                           and John Q. Hammons Hotels Finance Corporation III
John Q. Hammons                                   (Principal Executive Officer)

/s/ Paul E. Muellner                              Chief Financial Officer of John Q. Hammons Hotels, Inc.
-----------------------                           and John Q. Hammons Hotels Finance Corporation III (Principal
Paul E. Muellner                                  Financial and Accounting Officer)

/s/ Jacqueline A. Dowdy                           Director, Secretary of John Q. Hammons Hotels, Inc., and
-----------------------                           John Q. Hammons Hotels Finance Corporation III
Jacqueline A. Dowdy

/s/ William J. Hart                               Director of John Q. Hammons Hotels, Inc.
-----------------------
William J. Hart

/s/ Daniel L. Earley                              Director of John Q. Hammons Hotels, Inc.
-----------------------

Daniel L. Earley

/s/ James F. Moore                                Director of John Q. Hammons Hotels, Inc.
-----------------------
James F. Moore

/s/ John E. Lopez-Ona                             Director of John Q. Hammons Hotels, Inc.
-----------------------
John E. Lopez-Ona

 /s/ David C. Sullivan                            Director of John Q. Hammons Hotels, Inc.
-----------------------
David C. Sullivan

/s/ Donald H. Dempsey                             Director of John Q. Hammons Hotels, Inc.
-----------------------
Donald H. Dempsey

                                  EXHIBIT INDEX

 NO.                                 TITLE
----                                 ------
3.1      Second Amended and Restated Agreement of Limited Partnership
         of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

3.2 Certificate of Limited Partnership of the Company filed with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.2 of the Company's Registration
         Statement on Form S-4, Registration Number 333-89856-01)

3.3      Restated Certificate of Incorporation of the General Partner
         (Incorporated by reference to Exhibit 3.3 of the Company's
         Registration Statement on Form S-4, Registration Number
         333-89856-01)

3.4 Bylaws of the General Partner, as amended (Incorporated by reference to Exhibit 3.4 of the Company's Registration
         Statement on Form S-4, Registration Number 333-89856-01)

3.5      Articles of Incorporation of John Q. Hammons Hotels Finance
         Corporation III (Incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

3.6      By-laws of John Q. Hammons Hotels Finance Corporation III
         (Incorporated by reference to Exhibit 3.6 of the Company's
         Registration Statement on Form S-4, Registration Number
         333-89856-01)

4.1      Indenture dated May 21, 2002 among the Company, John Q.
         Hammons Hotels Finance Corporation III and Wachovia Bank,
         National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form
         S-4, Registration Number 333-89856-01)

4.2 Form of Global Note evidencing the 8 7/8% First Mortgage Notes due 2012 (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

10.1     Letter Agreement re: Hotel Financial Services for Certain
         Hotels Owned and Operated by John Q. Hammons or John Q.
         Hammons Controlled Companies (Incorporated by reference to
         Exhibit 10.7 to the Registration Statement of the General
         Partner on Form S-1, No. 33-84570)

10.2     Holiday Inn License Agreement (Incorporated by reference to
         Exhibit 10.2 of the General Partner's Registration Statement on Form S-1, No. 33-84570)

10.3     Embassy Suites License Agreement (Incorporated by reference to
         Exhibit 10.3 to the General Partner's Registration Statement on Form S-1, No. 33-84570)

10.4 Form of Option Purchase Agreement (Incorporated by reference to Exhibit 10.4 to the General Partner's Registration
         Statement on Form S-1, No. 33-84570)

10.5     Collective Bargaining Agreement between East Bay Hospitality
         Industry Association, Inc. and Service Employee's
         International Union (Incorporated by reference to Exhibit 10.5 to the General Partner's Registration Statement on Form S-1,
         No. 33-84570)

10.6     Collective Bargaining Agreement between Hotel Employee and
         Restaurant Employee Union Local 49 and Holiday Inn
         Sacramento--Capitol Plaza, for 06/01/01 to 5/31/06
         (Incorporated by reference to Exhibit 10.6a from the Company's
         Annual Report on Form 10-K for the Fiscal Year Ended December
         28, 2001)

10.7     Employment Agreement between John Q. Hammons Hotels, Inc. and
         Debra M. Shantz dated as of May 1, 1995, as amended on October
         31, 1997 and November 1, 2001 (Incorporated by reference to
         Exhibit 10.8 to the Company's Annual Report

         on Form 10-K for the Fiscal Year Ended December 29, 2000.)

10.7a    Employment Agreement between John Q. Hammons Hotels, Inc. and
         Lou Weckstein dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 28, 2001.)

10.7b    Employment Agreement between John Q. Hammons Hotels, Inc. and
         William A. Mead dated as of January 25, 2000 (Incorporated by reference to Exhibit 10.8b from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000 (Incorporated by reference to Exhibit 10.8c from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

10.7d    Employment Agreement between John Q. Hammons Hotels, Inc. and
         Paul E. Muellner dated as of December 1, 2003

10.8     John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq.
         ft.) (Incorporated by reference to Exhibit 10.7a of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

10.8a    Lease Renewal for John Q. Hammons Building Lease Agreement -
         9th Floor (6000 sq. ft.) effective January 1, 2002
         (Incorporated by reference to Exhibit 10.9a.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended
         December 28, 2001)

10.8b    John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq.
         ft.) (Incorporated by reference to Exhibit 10.7b of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

10.8c    Lease Renewal for John Q. Hammons Building Lease Agreement -
         7th Floor (2775 sq. ft.) effective January 1, 2002
         (Incorporated by reference to Exhibit 10.9b.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended
         December 28, 2001)

10.8d    John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq.
         ft.) (Incorporated by reference to Exhibit 10.7c of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

10.8e    Lease Renewal for John Q. Hammons Building Lease Agreement -
         7th Floor (2116 sq. ft.) effective January 1, 2002
         (Incorporated by reference to Exhibit 10.9c.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended
         December 28, 2001)

10.8f    John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq.
         ft.) (Incorporated by reference to Exhibit 10.7d of the Company's Registration Statement on Form S-4, Registration
         Number 333-89856-01)

10.8g    Lease Renewal for John Q. Hammons Building Lease Agreement -
         8th Floor (6000 sq. ft.) effective January 1, 2002
         (Incorporated by reference to Exhibit 10.9d.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended
         December 28, 2001)

10.9 Triple Net Lease (Incorporated by reference to Exhibit 10.10 to the General Partner's Registration Statement on Form S-1,
         No. 33-84570)

10.10    Lease Agreement between John Q. Hammons and the Company
         (Incorporated by reference to Exhibit 10.11 to the General
         Partner's Registration Statement on Form S-1, No. 33-84570)

10.11    Ground lease between John Q. Hammons and John Q.
         Hammons-Branson, L.P. - (Chateau on the Lake, Branson,
         Missouri) (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, Registration
         Number

         333-89856-01)

10.12    1994 Stock Option Plan (Incorporated by reference to Exhibit
         10.12 of the Company's Registration Statement on Form S-4,
         Registration Number 333-89856-01)

10.13    1999 Non-Employee Director Stock and Stock Option Plan of the
         General Partner (Incorporated by reference to Exhibit 10.19 of the General Partner's Annual Report on Form 10-K for the
         Fiscal Year Ended January 1, 1999)

12.1 Computation of Historical Ratio of Earnings to Fixed Charges of the Company

21.1     Subsidiaries of the Company

31.1     Certification Statement of Chief Executive Officer of the
         General Partner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended

31.2     Certification Statement of Chief Financial Officer of the
         General Partner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended

32       Certification of Chief Executive Officer and Chief Financial
         Officer of the General Partner pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, as amended

JOHN Q. HAMMONS HOTELS, L.P.

Consolidated Financial Statements
As of January 2, 2004 and January 3, 2003, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Partners of
   John Q. Hammons Hotels, L.P.:

We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of January 2, 2004 and January 3, 2003, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Partnership for the year ended December 28, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report, which contains an explanatory paragraph related to a change in accounting method, dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the January 2, 2004 and January 3, 2003 consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Partnership as of January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of the Partnership for the year ended December 28, 2001, were audited by other auditors who have ceased operations. As described in Note 2, those consolidated financial statements have been reclassified to give effect to Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which was adopted by the Partnership in the first quarter of 2003. We audited the adjustments described in Note 2 that were applied to conform the 2001 consolidated financial statements to the presentation required by SFAS 145. Our audit procedures with respect to the 2001 disclosures in Note 2 included (1) comparing the amounts shown as extinguishment of debt costs in the Partnership's consolidated statements of operations to the Partnership's underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts comprising the extinguishment of debt costs obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Partnership other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

March 5, 2004

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2004 AND JANUARY 3, 2003
(DOLLARS IN THOUSANDS)


                                                                 JANUARY 2,   JANUARY 3,
                                                                    2004         2003
                                                                 ----------   ----------
                            ASSETS
CASH AND EQUIVALENTS                                             $   23,790   $   21,774

RESTRICTED CASH                                                       1,268        1,103

MARKETABLE SECURITIES                                                15,711       12,481

RECEIVABLES:
 Trade, less allowance for doubtful accounts of $231 in 2003
  and 2002                                                            7,214        9,034
 Other                                                                  251          441
 Management fees--related party                                         223          152

INVENTORIES                                                           1,067        1,151

PREPAID EXPENSES AND OTHER                                            4,498        5,884
                                                                 ----------   ----------

    Total current assets                                             54,022       52,020
                                                                 ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
 Land and improvements                                               62,779       62,035
 Buildings and improvements                                         742,807      751,092
 Furniture, fixtures and equipment                                  338,833      327,079
 Construction in progress                                                75           98
                                                                 ----------   ----------

                                                                  1,144,494    1,140,304

Less: accumulated depreciation and amortization                    (418,509)    (371,838)
                                                                 ----------   ----------

                                                                    725,985      768,466

DEFERRED FINANCING COSTS, FRANCHISE FEES AND
 OTHER Net, including $20,453 and  $15,010 of restricted cash
  in 2003 and 2002, respectively                                     42,176       39,486
                                                                 ----------   ----------

TOTAL ASSETS                                                     $  822,183   $  859,972
                                                                 ==========   ==========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2004 AND JANUARY 3, 2003
(DOLLARS IN THOUSANDS)


                                          JANUARY 2,   JANUARY 3,
                                             2004         2003
                                          ----------   ----------
    LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
 Current portion of long-term debt        $    7,423   $   13,683
 Accounts payable                              5,028        5,041
 Accrued expenses:
  Payroll and related benefits                 7,776        7,199
  Sales and property taxes                    12,077       12,500
  Insurance                                    2,646        1,903
  Interest                                     6,218        6,382
  Utilities, franchise fees and other          7,298        7,764
                                          ----------   ----------

      Total current liabilities               48,466       54,472

 Long-term debt                              773,649      792,659
 Other obligations                             2,529        2,443
                                          ----------   ----------

      Total liabilities                      824,644      849,574
                                          ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

EQUITY (DEFICIT):
 Contributed capital                          96,458       96,452
 Partners' and other deficits, net           (98,942)     (86,109)
 Accumulated other comprehensive income           23           55
                                          ----------   ----------

      Total equity (deficit)                  (2,461)      10,398
                                          ----------   ----------

TOTAL LIABILITIES AND EQUITY (DEFICIT)    $  822,183   $  859,972
                                          ==========   ==========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND DECEMBER 28, 2001 (DOLLARS IN THOUSANDS)


                                                                     FISCAL YEAR ENDED
                                                            ----------------------------------
                                                               2003         2002        2001
REVENUES:
 Rooms                                                      $  267,502   $ 270,534   $ 266,353
 Food and beverage                                             113,402     117,810     118,042
 Meeting room rental, related party management fee
  and other                                                     50,341      52,036      52,263
                                                            ----------   ---------   ---------

      Total revenues                                           431,245     440,380     436,658
                                                            ----------   ---------   ---------

OPERATING EXPENSES:
 Direct operating costs and expenses:
  Rooms                                                         67,444      68,917      68,061
  Food and beverage                                             87,079      91,310      94,690
  Other                                                          2,722       3,179       3,288
 General, administrative, sales and management
  service expenses                                             137,202     136,866     131,522
 Repairs and maintenance                                        18,321      18,387      17,847
 Asset impairment                                                9,700           -           -
 Depreciation and amortization                                  51,723      54,202      62,174
                                                            ----------   ---------   ---------

      Total operating expenses                                 374,191     372,861     377,582
                                                            ----------   ---------   ---------

INCOME FROM OPERATIONS                                          57,054      67,519      59,076

OTHER INCOME (EXPENSES):
 Other income                                                      175           -           -
 Extinguishment of debt costs                                     (774)     (7,411)       (474)
 Interest expense and amortization of deferred financing
  fees, net of $602, $1,018 and $1,909 of interest
  income in 2003, 2002 and 2001, respectively                  (69,225)    (70,971)    (70,975)
                                                            ----------   ---------   ---------

NET LOSS                                                    $  (12,770)  $ (10,863)  $ (12,373)
                                                            ==========   =========   =========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND DECEMBER 28, 2001 (DOLLARS IN THOUSANDS)


                                                                                      PARTNER'S AND
                                                           CONTRIBUTED CAPITAL   OTHER EQUITY (DEFICIT)     ACCUMULATED
                                           COMPREHENSIVE   -------------------   -----------------------       OTHER
                                              INCOME        GENERAL    LIMITED    GENERAL      LIMITED     COMPREHENSIVE    TOTAL
                                              (LOSS)        PARTNER   PARTNERS    PARTNER      PARTNERS    INCOME (LOSS)
BALANCE, at December 29, 2000                              $ 96,436   $      -   $  (86,193)  $   23,515   $           -   $ 33,758
 Distributions                                                    -          -         (150)           -               -       (150)
 Issuance of general partner's treasury
   stock                                                          -          -           71            -               -         71
 Net loss                                  $     (12,373)         -          -       (2,969)      (9,404)              -    (12,373)
                                           -------------   --------   --------   ----------   ----------   -------------   --------
 Comprehensive loss                        $     (12,373)
                                           =============
BALANCE, at December 28, 2001                                96,436          -      (89,241)      14,111               -     21,306
 Distributions                                                    -          -         (150)           -               -       (150)
 Issuance of general partner's treasury
   stock                                                         16          -           34            -               -         50
 Net loss                                  $     (10,863)         -          -       (2,611)      (8,252)              -    (10,863)
 Unrealizable appreciation on marketable
  securities                                          55          -          -            -            -              55         55
                                           -------------   --------   --------   ----------   ----------   -------------   --------
 Comprehensive loss                        $     (10,808)
                                           =============
BALANCE, at January 3, 2003                                  96,452          -      (91,968)       5,859              55     10,398
 Distributions                                                    -          -         (150)           -               -       (150)
 Issuance of general partner's treasury
   stock                                                          6          -           87            -               -         93
 Net loss                                  $     (12,770)         -          -       (6,911)      (5,859)              -    (12,770)
 Unrealized depreciation on marketable
   securities                                        (32)         -          -            -            -             (32)       (32)
                                           -------------   --------   --------   ----------   ----------   -------------   --------
 Comprehensive loss                        $     (12,802)
                                           =============
BALANCE, at January 2, 2004                                $ 96,458   $      -   $  (98,942)  $        -   $          23   $ (2,461)
                                                           ========   ========   ==========   ==========   =============   ========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND DECEMBER 28, 2001 (DOLLARS IN THOUSANDS)

                                                                                  FISCAL YEAR ENDED
                                                                   -----------------------------------------------
                                                                       2003             2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $     (12,770)   $     (10,863)   $     (12,373)
   Adjustments to reconcile net loss to cash provided by
     operating activities:
        Depreciation, amortization and loan cost amortization             53,559           56,214           64,496
        Asset impairment                                                   9,700                -                -
        Extinguishment of debt costs                                         774            7,411              474
        Non-cash director compensation                                        50               50               71
   Changes in certain assets and liabilities:
     Restricted cash                                                        (165)            (221)            (167)
     Receivables                                                           1,939            2,116            2,402
     Inventories                                                              84              137              208
     Prepaid expenses and other                                            1,386           (2,438)          (1,050)
     Accounts payable                                                        (13)            (585)            (364)
     Accrued expenses                                                        267           (3,698)          (2,951)
     Other obligations                                                        86              104              307
                                                                   -------------    -------------    -------------
          Net cash provided by operating activities                       54,897           48,227           51,053
                                                                   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                   (18,372)         (28,618)         (32,101)
   Franchise fees, long-term restricted cash and other                    (5,712)          (4,335)            (158)
   Purchase of marketable securities                                      (3,262)          (1,410)          (7,399)
                                                                   -------------    -------------    -------------
          Net cash used in investing activities                          (27,346)         (34,363)         (39,658)
                                                                   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                  328          510,000           48,936
   Proceeds from issuance of general partner's treasury stock                 43                -                -
   Repayments of debt                                                    (25,598)        (516,385)         (72,636)
   Debt offering costs                                                         -          (13,782)               -
   Debt redemption costs                                                    (158)          (4,071)               -
   Distributions to partners                                                (150)            (150)            (150)
   Loan financing fees                                                         -                -              (86)
                                                                   -------------    -------------    -------------
          Net cash used in financing activities                          (25,535)         (24,388)         (23,936)
                                                                   -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH                                            2,016          (10,524)         (12,541)
CASH AND EQUIVALENTS, Beginning of period                                 21,774           32,298           44,839
                                                                   -------------    -------------    -------------
CASH AND EQUIVALENTS, End of period                                $      23,790    $      21,774    $      32,298
                                                                   =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -- Cash paid for interest                      $      68,254    $      75,696    $      71,208
                                                                   =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Unrealized (depreciation) appreciation of marketable
     securities                                                    $         (32)   $          55    $           -
                                                                   =============    =============    =============
   Exchange of land parcels                                        $       2,586    $           -    $           -
                                                                   =============    =============    =============

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND DECEMBER 28, 2001 (DOLLARS IN THOUSANDS)

1.       BASIS OF PRESENTATION

         ENTITY MATTERS -- The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. (the Partnership) and its wholly-owned subsidiaries, John Q. Hammons Hotels Finance Corporation III, a corporation with nominal assets and no operations; the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities; and certain wholly-owned subsidiaries, which consist of certain hotel operations. As of fiscal year end 2003, 2002 and 2001, the Partnership had 47 hotels in operation of which 30 in 2003, 2002 and 2001 operate under the Holiday Inn and Embassy Suites trade names. The Partnership's hotels are located in 20 states throughout the United States of America.

         In conjunction with a public offering of debt securities in February 1994 and a public offering of equity securities in November 1994 by John Q. Hammons Hotels, Inc., J.Q.H. Hotels, L.P., which owned and operated 10 hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons (Mr. Hammons) or enterprises which he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of the catering corporations and management contracts relating to all of Mr. Hammons' hotels. Upon consummation of these transactions, J.Q.H. Hotels, L.P. changed its name to John Q. Hammons Hotels, L.P. and the allocation of income or loss was modified from 1% to its general partner and 99% to its limited partners to 10% and 90%, respectively, upon completion of the public debt offering and to 28.31% to its general partner and 71.69% to its limited partners upon completion of the public equity offering. Since that time, the Partnership has redeemed approximately
         1.25 million Partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as required by the partnership agreement. Accordingly, the allocation percentages changed to approximately 24% in 2003, 2002 and 2001 for the general partner and approximately 76% in 2003, 2002 and 2001 for the limited partners. Commencing in the quarter ended January 2, 2004, losses otherwise allowable to the limited partners of $9.7 million were limited to $5.9 million as the allocation of additional losses would have exceeded our limited partners' cumulative net investment in the Partnership.

         The Partnership is directly or indirectly owned and controlled by Mr. Hammons, as were all enterprises, which transferred or contributed net assets to the Partnership. Accordingly, the accompanying financial statements present, as a combination of entities under common control, the financial position and related results of operations of all entities on a consolidated basis for all periods presented.

         All significant balances and transactions between the entities and properties have been eliminated.

         PARTNERSHIP MATTERS -- A summary of selected provisions of the Partnership agreement as well as certain other matters are summarized as follows:

         GENERAL AND LIMITED PARTNERS -- John Q. Hammons Hotels, Inc. (the Company) was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering, Mr. Hammons contributed approximately $5 million in cash in exchange for 294,100 shares of Class B Common Stock (which represents approximately 72% of the voting control of the Company). John Q. Hammons Hotels, Inc. contributed the approximate $96 million of the net proceeds from the Class A and Class B Common Stock offerings to the Partnership in exchange for an approximate 28% general partnership interest.

         As a result of the public equity offering, John Q. Hammons Hotels, Inc. became the sole general partner and John Q. Hammons Revocable Living Trust and Hammons, Inc., entities beneficially owned and controlled by Mr. Hammons, became its limited partners.

         ALLOCATION OF INCOME, LOSSES AND DISTRIBUTIONS -- Income, losses and distributions of the Partnership will generally be allocated between the general partner and the limited partners based on their respective ownership interests. However, the limited partners' allocation of losses is limited to the limited partners' net investment in the Partnership.

         In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C-Corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. There were no distributions to the limited partners for taxes for the fiscal years ended 2003, 2002 and 2001.

         In 1998 and 1999, the Board of Directors of John Q. Hammons Hotels, Inc. authorized the purchase of up to $3.0 million of its stock during each of the fiscal years 2000 and 1999. No stock repurchase program was approved for 2003, 2002 or 2001. As of January 2, 2004, $5,582 of stock had been purchased, net of reissued stock. For financial reporting purposes, advances by the partnership to its general partner to purchase stock are reflected as a reduction of equity in the consolidated balance sheets and statements of changes in equity (deficit), in the event applicable for the periods presented.

         ADDITIONAL CAPITAL CONTRIBUTIONS -- In the event proceeds from the sale of the 30 hotel properties (or applicable replacement collateral) which secure the $510 million First Mortgage Notes (2002 First Mortgage Notes) (Note 5) are insufficient to satisfy amounts due on the 2002 First Mortgage Notes, Mr. Hammons and Hammons, Inc. are severally obligated to contribute up $195 million to satisfy amounts due, if any. In addition, with respect to the original 11 hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

         REDEMPTION OF LIMITED PARTNER INTERESTS -- Subject to certain limitations, the limited partners have the right to require redemption of their limited partner interests at any time subsequent to November 1995. Upon redemption, the limited partners receive, at the sole discretion of the general partner, one share of John Q. Hammons Hotels, Inc.'s Class A Common Stock for each limited partner unit tendered or the then cash equivalent thereof.

         ADDITIONAL GENERAL PARTNER INTERESTS -- Upon the issuance by the general partner of additional shares of its common stock, including shares issued upon the exercise of its stock options, the general partner will be required to contribute to the Partnership the net proceeds received and the Partnership will be required to issue additional general partner units to the general partner in an equivalent number to the additional shares of common stock issued.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND EQUIVALENTS -- Cash and equivalents include operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.

         RESTRICTED CASH -- Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations.

         MARKETABLE SECURITIES -- Marketable securities consist of available-for-sale commercial paper and government agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value as determined by published market quotes. Realized gains and losses in 2003, 2002 and 2001, determined using the specific identification method, were nominal. Unrealized holding gains as of 2003 and 2002 of $23 and $55, respectively, are included as a separate component of partners' equity (deficit) until realized.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                            ADDITIONS
                                BALANCE,    CHARGED TO                BALANCE,
                              BEGINNING OF   COSTS AND                END OF
                                PERIOD       EXPENSES    DEDUCTIONS   PERIOD
Year ended January 2, 2004     $      231   $      244   $    (244)  $     231
Year ended January 3, 2003            231          575        (575)        231
Year ended December 28, 2001          231          664        (664)        231

         INVENTORIES -- Inventories consist of food and beverage items. These items are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

         DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER -- Franchise fees paid to the respective franchisors of the hotel properties are amortized on a straight-line basis over 10 to 20 years, which approximates the terms of the respective agreements. Costs of obtaining financing are deferred and amortized over the respective terms of the debt. The restricted cash deposits are required by certain mortgages and franchise agreements, which require the Partnership to maintain escrow accounts for real estate taxes and furniture and fixture replacement reserves, based upon a percentage of gross revenue.

         The components of deferred financing costs, franchise fees and other are summarized as follows:

                                    Fiscal Year End
                                ------------------------
                                   2003          2002
Deferred financing costs        $    17,152    $  18,394
Franchise fees                        5,251        5,313
Managed contract costs                2,596        2,268
                                -----------    ---------
                                     24,999       25,975
Less: accumulated amortization       (7,044)      (5,391)
                                -----------    ---------

                                     17,955       20,584
                                -----------    ---------

Deposits                              3,342        3,401
Restricted cash deposits             20,453       15,010
Other, net                              426          491
                                -----------    ---------

                                $    42,176    $  39,486
                                ===========    =========

         PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method, while all other property is depreciated using both straight-line and accelerated methods. The estimated useful lives of the assets are summarized as follows:

                                                                 LIVES IN YEARS
Land improvements                                                     5 to 25
New buildings and improvements                                       10 to 40
Purchased buildings                                                        25
Furniture, fixtures and equipment                                     3 to 10

         Construction in progress includes refurbishment costs of certain hotel developments at January 2, 2004 and January 3, 2003.

         During fiscal 2000, the Partnership initiated claims against certain of its construction contractors and its insurance carrier to recover repair costs related to moisture related problems at certain of its hotels. In December 2001, the Partnership initiated legal action to collect the claims submitted to the insurance carrier. The insurance carrier subsequently denied all claims filed to date. Accordingly, the Partnership reflected $3,400 in 2002 and $8,400 in 2001 of capital expenditures as property additions and recorded additional depreciation expense of $7,600 in 2001 to fully reserve the net historical cost of all damaged property. The Partnership estimates an additional $500 of capital expenditures will be necessary to complete repair of the moisture related damage. The Partnership and its legal counsel will continue to vigorously pursue collection of these costs and, to the extent recoveries are realized, they will be recorded as other income.

         The Partnership periodically reviews the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows. During the fourth quarter of 2003, the Partnership recognized impairment charges of $9,700 related to its World Golf Village property. The resulting impairment reserve recorded was based on fair market values derived from independent valuations.

         Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. No interest costs were capitalized for the fiscal years ended 2003, 2002 and 2001. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

         The accompanying consolidated financial statements include the land costs for 37 and 35 of the operating hotel properties as of January 2, 2004 and January 3, 2003, respectively. Land for nine of the remaining operating hotel properties is leased by the Partnership from unrelated parties over long-term leases. As of January 2, 2004 and January 3, 2003, land for the remaining one and three, respectively, operating hotel properties is leased by the Partnership from a related party over a long-term lease (Note 3). Rent expense for all land leases was $1,437, $1,545 and $1,514 for the fiscal years ended 2003, 2002 and 2001, respectively.

         PAR OPERATING EQUIPMENT -- The Partnership's initial expenditures for the purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five-year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

         ADVERTISING -- The Partnership expenses the cost of advertising associated with operating hotels as incurred. Advertising expense for 2003, 2002 and 2001 was approximately $35,289, $34,179 and $32,899, respectively.

         PENSIONS AND OTHER BENEFITS -- The Partnership contractually provides retirement benefits for certain union employees at two of its hotel properties under a union-sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $96, $97 and $99 for the fiscal years ended 2003, 2002 and 2001, respectively.

         The Partnership maintains an employee savings plan (a 401(k) plan) and matches a percentage of an employee's contributions. The Partnership's matching contributions are funded currently. The costs of the matching program and administrative costs charged to operations were approximately $812, $760 and $647 in 2003, 2002 and 2001, respectively. The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

         SELF-INSURANCE -- The Partnership became self-insured for medical coverage effective January 1999. Effective October 1, 2002, the Partnership became self-insured for workers' compensation, general liability and auto claims. Estimated costs related to these self-insurance programs are accrued based on known claim and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change (Note 3).

         INCOME TAXES -- Prior to 1994, the entities and properties included in the accompanying consolidated financial statements consisted of a partnership, S-Corporations and a sole proprietorship. Accordingly, the Partnership generally is not responsible for payment of income taxes. Rather, the respective partner, stockholder or sole proprietor, as applicable, is taxed on the Partnership's taxable income at the respective individual federal and state income tax rates. Therefore, no income taxes have been provided in the accompanying consolidated financial statements.

         As described in Note 1, the Partnership and its general partner, as applicable, completed public offerings of first mortgage notes and equity securities. Prior to the consummation of these offerings, the S-Corporation status of the catering companies was terminated and, accordingly, the Partnership is subject to federal and state income taxes on taxable income, if any, earned by the catering companies after the effective date of the securities registrations. There were nominal, if any, earnings attributable to the catering companies after the applicable public offerings and there were no undistributed earnings of the S-Corporations at the time of termination.

         REVENUE RECOGNITION -- The Partnership recognizes revenues from its rooms, catering and restaurant facilities as earned on the close of business each day.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FISCAL YEAR -- The Partnership's fiscal year ends on the Friday nearest December 31, which includes 52 weeks in 2003, 53 weeks in 2002, and 52 weeks in 2001.

         The periods ended in the accompanying consolidated financial statements are summarized as follows:

YEAR                                                           FISCAL YEAR END
2003                                                           January 2, 2004
2002                                                           January 3, 2003
2001                                                         December 28, 2001

         SEGMENTS -- The Partnership operates in one reportable segment, hospitality services.

         RECLASSIFICATIONS -- Certain prior years' amounts have been reclassified to conform to the current year presentation.

         ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board issued Statement No. 143 "Accounting for Assets Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership adopted this statement in the first quarter of 2003 with no material impact on its financial position, results of operations or cash flows.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishment of Debt Made to satisfy Sinking-Fund requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Partnership adopted this statement in the first quarter of 2003 resulting in the reclassification of the 2002 and 2001 extraordinary items related to extinguishment of debt costs to other expense. Accordingly, $7,411 and $474 for the years ended 2002 and 2001, respectively, are included in other expenses as extinguishment of debt costs.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation or other exit or disposal activity. The Partnership adopted this statement in the first quarter of 2003 with no material impact on its financial position, results of operations or cash flows.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)". The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The disclosure requirements of FIN 46R are required in all financial statements issued after March 15, 2004, if certain conditions are met. The Company does not have any variable interest entities and therefore, FIN 46R did not impact the financial statements.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Partnership adopted this statement in the third quarter of 2003 with no material impact on its financial position, results of operations or cash flows.

3.       RELATED PARTY TRANSACTIONS

         HOTEL MANAGEMENT FEES -- In addition to managing the hotel properties included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons, which included twelve, nine and nine properties at January 2, 2004, January 3, 2003 and December 28, 2001, respectively. A management fee of approximately 3% to 4% of gross revenues (as defined) is paid to the Partnership by these hotels, which aggregated approximately $2,572, $2,150 and $1,684 for the fiscal years ended 2003, 2002 and 2001, respectively.

         ACCOUNTING AND ADMINISTRATIVE SERVICES -- The hotels have contracted for accounting and other administrative services with Winegardner & Hammons, Inc. (WHI), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in administrative expenses, were approximately $1,615, $1,572 and $1,574 for the fiscal years ended 2003, 2002 and 2001, respectively.

         In 2002, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2005. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

         INSURANCE COVERAGE -- To supplement the Partnership's self-insurance programs, property, auto, commercial liability, workers' compensation and medical insurance is provided to the hotel properties under blanket commercial policies purchased by John Q. Hammons Hotels, Inc. covering hotel properties owned by the Partnership or Mr. Hammons. In addition, the Partnerships umbrella and crime insurance is provided to the hotel properties owned by the Partnership, Mr. Hammons or managed by WHI. Generally, expenses allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy expense. Insurance expense for the properties included in operating expenses was approximately $13,284, $13,281 and $11,446 for the fiscal years ended 2003, 2002 and 2001, respectively. Management considers these allocations to be reasonable.

         ALLOCATION OF COMMON COSTS -- The Partnership incurs certain hotel management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives. Commencing in May 1993, these costs were allocated by the Partnership to hotels not included in the accompanying statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. These costs approximated $365, $370 and $328 for the fiscal years ended 2003, 2002 and 2001, respectively. Management considers these allocations to be reasonable.

         In addition, for the fiscal years ended 2003, 2002 and 2001, Mr. Hammons personally paid $335, $432 and $128, respectively, of the total compensation otherwise due certain executives of the Company.

         TRANSACTIONS WITH PARTNERS AND DIRECTORS -- Mr. Hammons had advanced payments to the Partnership of approximately $51 as of January 2, 2004, and $100 as of January 3, 2003, as contrasted to the amounts due the Partnership of approximately $368 as of December 28, 2001, relating to the use of certain in-house development resources.

         During 2000, the general partner authorized the Partnership to enter into a five-year management contract with Mr. Hammons whereby the Partnership will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in connection with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotels upon opening and the right of first refusal to purchase the hotels in the event they are offered for sale. During fiscal 2003, 2002 and 2001, the Partnership provided $328, $326 and $487, respectively, of services to Mr. Hammons in accordance with the management contract. These costs are amortized over the five-year contract period. Amortization for these costs commences upon the opening of the respective hotels.

         During 2003, the Partnership exchanged an undeveloped land parcel for two land parcels owned by Mr. Hammons and leased by the Partnership (see Notes 2 and 6). The Partnership recognized no gain or loss on the exchange.

         SUMMARY OF RELATED PARTY EXPENSES -- The following summarizes expenses reported as a result of activities with related parties:

                                                        2003      2002      2001
Expenses included within general, administrative,
  sales and management service expenses:
     Accounting and administrative                    $  1,615  $  1,572  $  1,574
     Rental expenses (Note 6)                              948     1,026       937
                                                      --------  --------  --------
                                                      $  2,563  $  2,598  $  2,511
                                                      ========  ========  ========

Allocated insurance expense from the pooled coverage
  included within various operating categories:
     Insurance other than medical                     $  9,161  $  9,218  $  7,341

     Medical, net of employee payments                   4,123     4,063     4,105
                                                      --------  --------  --------

Total allocated insurance expense                     $ 13,284  $ 13,281  $ 11,446
                                                      ========  ========  ========

4.       FRANCHISE AGREEMENTS

         As of January 2, 2004 and January 3, 2003, 43 of the 47 operating hotel properties included in the accompanying consolidated balance sheets have franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 6% of gross room revenues, as defined. Franchise fees expensed under these contracts were $11,275, $12,944 and $10,496 for the fiscal years ended 2003, 2002 and 2001, respectively.

         As part of the franchise agreements, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 3.5% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of sales expense was approximately $9,698, $9,255 and $8,975 for the fiscal years ended 2003, 2002 and 2001, respectively.

5.       LONG-TERM DEBT

         The components of long-term debt are summarized as follows:

                                                                                      FISCAL YEAR END
                                                                                  ----------------------
                                                                                     2003       2002
2002 First Mortgage Notes, interest at 8.875%, interest only payable May 15 and
   November 15, principle due May 15, 2012, secured by a first mortgage lien on
   30 hotel properties, and additional capital contributions of up to $195
   million by Mr. Hammons.                                                        $  499,000  $  499,000
Development bonds, interest rates at 7.125%, paid in full during 2003                      -      12,282
Mortgage notes payable to banks, insurance companies and a state retirement plan, fixed rates ranging from 7.5% to 9.5%, payable in scheduled installments with maturities through April 2027, secured by certain hotel facilities, fixtures and an assignment of rents, with certain instruments subject to cross-collateralization provisions and with respect to approximately $245,297 and $250,986 for 2003 and 2002, respectively,
   of mortgage notes, a personal guarantee of Mr. Hammons.                           245,297     257,408
Mortgage notes payable to banks, variable interest rates at prime to prime plus
   0.50%, with a certain instrument subject to a ceiling and a floor, payable in scheduled installments with maturities through February 2008, secured by certain hotel facilities, fixtures and an assignment of rents, and with a
   personal guarantee of Mr. Hammons.                                                 36,447      37,652
Other notes payable, interest at 3%, payable in schedule installments with
   maturities through July 2007                                                          328           -
                                                                                  ----------  ----------

                                                                                     781,072     806,342
Less current portion                                                                  (7,423)    (13,683)
                                                                                  ----------  ----------

                                                                                  $  773,649  $  792,659
                                                                                  ==========  ==========

         During May 2002, the Partnership issued $510 million of 2002 First Mortgage Notes. The Partnership utilized the proceeds from these notes to pay in full the 1994 First Mortgage Notes and the 1995 First Mortgage Notes and certain fixed and variable rate mortgage notes. The indenture agreements relating to the 2002 First Mortgage Notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners or affiliates, incur certain liens and engage in mergers or consolidations. In addition, certain of the other credit agreements include subjective acceleration clauses, and limit, among others, the incurrence of certain liens and additional indebtedness and require the achievement or maintenance of certain financial covenants. The 2002 First Mortgage Notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

         The Partnership repaid or refinanced $25,598, $516,385 and $72,636 of long-term debt in 2003, 2002 and 2001, respectively. In connection with these transactions, the Partnership incurred approximately $774, $7,411 and $474, respectively, in charges related to the early extinguishment of debt.

         Scheduled maturities of long-term debt as of January 2, 2004 are summarized as follows:

FISCAL YEAR ENDING                                                     AMOUNT
2004                                                                $      7,423
2005                                                                       7,445
2006                                                                      37,911
2007                                                                      42,889
2008                                                                      76,710
Thereafter                                                               608,694
                                                                    ------------

                                                                    $    781,072
                                                                    ============

6.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES -- The hotel properties lease certain equipment and land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these non-related party leases was approximately $3,123, $3,502 and $3,114 for the fiscal years ended 2003, 2002 and 2001, respectively, which has been included in general, administrative, sales and management service expenses.

         The Partnership operates two trade centers located in Joplin, Missouri, and Portland, Oregon. Both of the facilities in which these trade centers operate are owned by Mr. Hammons. The lease agreement for the Joplin trade center stipulates nominal rentals for each of the fiscal years ended 2003, 2002 and 2001 and for each ensuing year through 2014. The lease agreement for the Portland facility extends through 2004 and requires minimum annual rents of $300 to Mr. Hammons. In addition, the Partnership leases office space in Springfield, Missouri, from a partnership (of which Mr. Hammons is a partner) for annual payments of approximately $250 per year through 2004. The Partnership also leased land from Mr. Hammons during 2003, 2002 and 2001 for three operating hotel properties. The Partnership exchanged certain undeveloped land for two of these leased parcels during 2003. Subject to the Partnership exercising the purchase option provided under the agreement, the remaining land lease extends through 2045 and requires aggregate minimum annual payments of approximately $150. Rent expense for these related party leases was approximately $948, $1,026 and $937 for the fiscal years ended 2003, 2002 and 2001, respectively.

         The minimum annual rental commitments for non-cancelable operating leases at January 2, 2004 are as follows:

FISCAL YEAR ENDING  MR. HAMMONS    OTHER      TOTAL
2004                $       719  $   2,798  $   3,517
2005                        150      2,610      2,760
2006                        150      2,356      2,506
2007                        150      2,141      2,291
2008                        150      2,030      2,180
Thereafter                5,725     54,199     59,924
                    -----------  ---------  ---------

                    $     7,044  $  66,134  $  73,178
                    ===========  =========  =========

         HOTEL DEVELOPMENT -- Currently, the Partnership does not have any hotels under construction nor does it have any plans to start construction.

         LEGAL MATTERS -- The Partnership is party to various legal proceedings arising from its consolidated operations. Management of the Partnership believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

7.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         During 2001, the Partnership entered into an interest rate swap agreement in order to manage its interest rate risk on a long-term bank borrowing approximating $27,665. During May 2002 this borrowing was refinanced into the 2002 First Mortgage Notes and the swap agreement was terminated.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of long-term debt approximate their respective historical carrying amounts except with respect to the 2002 First Mortgage Notes. The fair market value of the 2002 First Mortgage Notes was approximately $549,000 at January 2, 2004. The fair market value of the 2002 First Mortgage Notes issued is estimated by obtaining quotes from brokers.

9.       SUBSEQUENT EVENT

         Subsequent to January 2, 2004, the Partnership has agreed to issue approximately 19,000 general partner units to the Company. The number of general partner units to be issued is equivalent to the number of the Company's Class A and Class B Common Stock issued, as outlined by the partnership agreement.

                                     ******