Form 10-Q
period 2004-04-02
HAMMONS JOHN Q HOTELS LP
filed 2004-05-14
CIK 916536

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

                      DELAWARE                               43-1523951
                      MISSOURI                               33-1006528
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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                       APRIL 2, 2004      JANUARY 2, 2004
                                                                                       --------------     ---------------
                                                                                        (unaudited)
CURRENT ASSETS:
    Cash and equivalents                                                               $       42,947     $        23,790

    Restricted cash                                                                             1,722               1,268

    Marketable securities                                                                      15,581              15,711

    Receivables:
      Trade, less allowance for doubtful accounts of $231                                      11,463               7,214
      Other                                                                                       221                 251
      Management fees -related party                                                              330                 223

    Inventories                                                                                 1,149               1,067

    Prepaid expenses and other                                                                  2,282               4,498
                                                                                       --------------     ---------------

      Total current assets                                                                     75,695              54,022
                                                                                       --------------     ---------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                                      62,783              62,779
    Buildings and improvements                                                                742,807             742,807
    Furniture, fixture and equipment                                                          339,289             338,833
    Construction in progress                                                                    2,408                  75
                                                                                       --------------     ---------------

                                                                                            1,147,287           1,144,494

    Less-accumulated depreciation and amortization                                           (430,453)           (418,509)
                                                                                       --------------     ---------------

                                                                                              716,834             725,985

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $21,816 and
    $20,453 of restricted cash as of April 2, 2004
    January 2, 2004, respectively                                                              42,930              42,176
                                                                                       --------------     ---------------

TOTAL ASSETS                                                                           $      835,459     $       822,183
                                                                                       ==============     ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                                                       APRIL 2, 2004      JANUARY 2, 2004
                                                                                       --------------     ---------------
                                                                                        (unaudited)
LIABILITIES:

    Current portion of long-term debt                                                  $        7,338     $         7,423

    Accounts payable                                                                            3,325               5,028

    Accrued expenses:

      Payroll and related benefits                                                              7,144               7,776
      Sales and property taxes                                                                 12,357              12,077
      Insurance                                                                                 2,028               2,646
      Interest                                                                                 17,233               6,218
      Utilities, franchise fees and other                                                       9,721               7,298
                                                                                       --------------     ---------------
         Total current liabilities                                                             59,146              48,466

    Long-term debt                                                                            771,602             773,649
    Other obligations                                                                           2,651               2,529
                                                                                       --------------     ---------------
         Total liabilities                                                                    833,399             824,644
                                                                                       --------------     ---------------

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
    Contributed capital                                                                        96,496              96,458
    Partners' and other deficits, net                                                         (94,462)            (98,942)
    Accumulated other comprehensive income                                                         26                  23
                                                                                       --------------     ---------------
         Total equity (deficit)                                                                 2,060              (2,461)
                                                                                       --------------     ---------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                                 $      835,459     $       822,183
                                                                                       ==============     ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (000's omitted)

                                                                                                     THREE MONTHS ENDED
                                                                                             APRIL 2, 2004       APRIL 4, 2003
                                                                                             --------------      --------------
REVENUES:
    Rooms                                                                                    $       70,188      $       67,403
    Food and beverage                                                                                30,074              29,139
    Meeting room, related party management fee and other                                             14,114              13,588
                                                                                             --------------      --------------
      Total revenues                                                                                114,376             110,130

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                                                          17,284              16,280
      Food and beverage                                                                              22,136              21,906
      Other                                                                                             616                 692

    General, administrative, sales and management service expenses                                   36,357              36,075

    Repairs and maintenance                                                                           4,706               4,453

    Depreciation and amortization                                                                    11,931              12,481
                                                                                             --------------      --------------

      Total operating expenses                                                                       93,030              91,887
                                                                                             --------------      --------------

INCOME FROM OPERATIONS                                                                               21,346              18,243

OTHER INCOME (EXPENSE):
    Other income                                                                                          -                 175
    Interest expense and amortization of deferred financing fees, net of $118 and $178
      of interest income in April 2, 2004 and April 4, 2003, respectively                           (16,967)            (17,433)
                                                                                             --------------      --------------

NET INCOME                                                                                   $        4,379      $          985
                                                                                             ==============      ==============

                          JOHN Q. HAMMONS HOTELS, L.P.
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY [DEFICIT]
                                 (000's omitted)

                                                    CONTRIBUTED       PARTNERS' AND OTHER
                                                      CAPITAL           EQUITY (DEFICIT)     Accumulated
                                                --------------------  -------------------      Other
                                 Comprehensive  General     Limited    General   Limited    Comprehensive
                                    Income      Partner     Partners   Partner   Partners      Income        Total
                                 -------------  -------     --------  --------   --------   -------------   -------
BALANCE, January 2, 2004                        $96,458     $      -  $(98,942)  $      -   $          23   $(2,461)
Distributions                                         -            -       (30)         -               -       (30)
Issuance of general partner's
     treasury stock                                  38            -       131          -               -       169
Net income                       $       4,379        -            -     4,379          -               -     4,379
Unrealizable appreciation on
     marketable securities                   3        -            -         -          -               3         3
                                 -------------
Comprehensive income             $       4,382
                                 =============  -------     --------  --------   --------   -------------   -------
BALANCE, April 2, 2004                          $96,496     $      -  $(94,462)  $      -   $          26   $ 2,060
                                                =======     ========  ========   ========   =============   =======
(unaudited)

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)

                                                                                               THREE MONTHS ENDED
                                                                                       APRIL 2, 2004      APRIL 4, 2003
                                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $        4,379     $          985

Adjustment to reconcile net income to cash provided
  by operating activities:
        Depreciation, amortization and loan cost amortization                                  12,376             12,954

Changes in certain assets and liabilities
        Restricted cash                                                                          (454)              (567)
        Receivables                                                                            (4,326)            (1,419)
        Inventories                                                                               (82)               (14)
        Prepaid expenses and other                                                              2,216              2,018
        Accounts payable                                                                       (1,703)            (2,310)
        Accrued expenses                                                                       12,468             11,949
        Other obligations                                                                         122                 85
                                                                                       --------------     --------------
              Net cash provided by operating activities                                        24,996             23,681
                                                                                       --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                                    (2,618)            (3,056)
        Franchise fees, long-term restricted cash and other                                    (1,361)            (1,529)
        Sale of marketable securities                                                             133              1,034
                                                                                       --------------     --------------
              Net cash used in investing activities                                            (3,846)            (3,551)
                                                                                       --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of general partner's Treasury Stock                                169                  -
        Repayments of debt                                                                     (2,132)            (1,920)
        Distributions to partners                                                                 (30)               (30)
                                                                                       --------------     --------------
              Net cash used in financing activities                                            (1,993)            (1,950)
                                                                                       --------------     --------------
              Increase in cash and equivalents                                                 19,157             18,180

CASH AND EQUIVALENTS, beginning of period                                                      23,790             21,774
                                                                                       --------------     --------------
CASH AND EQUIVALENTS, end of period                                                    $       42,947     $       39,954
                                                                                       ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                                 $        5,648     $        6,073
                                                                                       ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
UNREALIZED APPRECIATION OF MARKETABLE SECURITIES                                       $            3     $            4
                                                                                       ==============     ==============

                          JOHN Q. HAMMONS HOTELS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, L.P. and its wholly owned subsidiaries, consisting of John Q. Hammons Hotels Finance Corporation III, a corporation with nominal assets and no operations, the catering corporations (which are separate corporations for each hotel location chartered to own the respective food and liquor licenses and operate the related food and beverage facilities), and certain other wholly-owned subsidiaries conducting certain hotel operations.

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

2.    GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2004, which included financial statements for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value. As of April 2, 2004, unrealized holding gains were approximately $26,000, and are included as a separate component of equity until realized.

3.    ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. As of April 2, 2004, we have redeemed approximately 1.25 million partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as outlined by our Partnership Agreement. As a result, in 2004 and 2003, Mr. Hammons' limited partnership interest was approximately 76%, while our general partner's interest was approximately 24%.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of April 2, 2004, no distributions were paid or accrued based on current estimates. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute $150,000 each year to our general partner for state franchise taxes. Through the first three months of 2004, we distributed $30,000 of this amount.

4.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "we," "us," "our" and other references to our company refer to our general partner, John Q. Hammons Hotels, Inc., and to John Q. Hammons Hotels, L.P. and John Q. Hammons Hotels Finance Corporation III, including all of our subsidiaries.

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma and Rogers and Hot Springs, Arkansas, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles and Springfield, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico and North Charleston, South Carolina.

RESULTS OF OPERATIONS

The following discussion and analysis addresses results of operations for the three month periods ended April 2, 2004 (which we refer to as the 2004 Quarter) and April 4, 2003 (which we refer to as the 2003 Quarter). The results of operations for the 2004 Quarter are not indicative of the results to be expected for the full year.

Total revenues for the 2004 Quarter were $114.4 million, an increase of $4.3 million, or 3.9%, compared to the 2003 Quarter, as a result of increases in the association and corporate group market segments of our business.

Rooms revenues increased $2.8 million, or 4.2%, from the 2003 Quarter, and as a percentage of total revenues increased slightly to 61.4% from 61.2%. The increase was primarily due to the increase in association and corporate group market segments of our business noted above. Our average room rate decreased very slightly, to $101.29, a 0.1% decrease compared to the 2003 Quarter average room rate of $101.42, and our occupancy for the 2004 Quarter increased 2.7 percentage points to 65.5% from 62.8% in the 2003 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $86.89 in the 2004 Quarter, up 3.1% from the 2003 Quarter. Occupancy for the hotel industry was 56.8% in the 2004 Quarter, up 4.4% from the 2003 Quarter. Our Revenue Per Available Room, or RevPAR, was $66.33 in the 2004 Quarter, up 4.1% from $63.69 in the 2003 Quarter. RevPAR for the hotel industry in the 2004 Quarter was $49.37, up 7.7% from the 2003 Quarter.

Food and beverage revenues increased by $1.0 million, or 3.4%, compared to the 2003 Quarter, but decreased slightly as a percentage of total revenues to 26.3% from 26.4%. The dollar increase was due to increased banquet revenues related to increased association and corporate group market segments of our business discussed above.

Meeting room rental, related party management fee and other revenues increased $0.5 million, or 3.7%, from the 2003 Quarter but decreased slightly as a percentage of revenues to 12.3% from 12.4% in the 2003 Quarter. The dollar increase was primarily related to guest room internet revenues and related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses increased by $1.0 million, or 6.1%, compared to the 2003 Quarter, and increased as a percentage of rooms revenues to 24.6% from 24.2% in the 2003 Quarter. The increase was attributable to costs associated with the increased number of occupied rooms and unfavorable workers compensation loss experience compared to the 2003 Quarter.

Food and beverage operating expenses increased $0.2 million, or 0.9%, compared to the 2003 Quarter, but decreased as a percentage of food and beverage revenues to 73.4% from 75.3%. The dollar increase was attributable to higher food and beverage sales volumes, and the percentage decrease related to continued improved food purchasing programs.

Other operating expenses decreased slightly to $0.6 million, compared to the 2003 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 4.3% from 5.1%.

General, administrative, sales and management service expenses increased $0.3 million, or 0.8%, over the 2003 Quarter, but decreased as a percentage of total revenues to 31.8% from 32.8%. The dollar increase was primarily attributable to increases in costs associated with utilities, franchise-sponsored sales and reservations offices, franchise fees and franchise frequent traveler programs, partially offset by decreases in management and sales and marketing compensation costs from the 2003 Quarter.

Repairs and maintenance expenses increased slightly by $0.2 million, but remained stable as a percentage of revenues, at 4.1%.

Depreciation and amortization expenses decreased $0.6 million, or 4.8%, compared to the 2003 Quarter, and decreased as a percentage of revenues to 10.4% from 11.4%. The decrease is primarily attributable to our cessation of new development in 2000.

Income from operations increased by $3.1 million, or 17.0%, and increased as a percentage of revenues to 18.6% from 16.5% in the 2003 Quarter, primarily as the result of increased rooms revenues from higher occupancy and improved cost controls discussed above.

Interest expense and amortization of deferred financing fees, net of interest income decreased by $0.4 million, or 2.3%, and decreased as a percentage of total revenues to 14.9% from 15.8% in the 2003 Quarter. The decrease was primarily attributable to the reduction in long-term debt compared to the 2003 Quarter.

Net income was $4.4 million in the 2004 Quarter, compared to $1.0 million in the 2003 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At April 2, 2004, we had $42.9 million of cash and equivalents and $15.6 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of fiscal 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At April 2, 2004, and January 2, 2004, we had restricted cash reserves of $23.5 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities increased to $25.0 million for the 2004 Quarter, from $23.7 million for the 2003 Quarter, an increase of $1.3 million, or 5.5%, primarily attributable to the increase in net income, partially offset by changes in certain assets and liabilities.

We incurred capital expenditures of $2.6 million in the 2004 Quarter, compared to $3.1 million in 2003 Quarter. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of April 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through April 2, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurnished absent any recoveries. To the extent we realize recoveries, we will record them as a component of other income.

At April 2, 2004, our total debt was $778.9 million compared with $781.1 million at the end of fiscal 2003. The decrease of $2.2 million is primarily attributable to scheduled principal payments on long-term debt. The current portion of long-term debt was $7.3 million at the end of the 2004 Quarter compared with $7.4 million at the end of 2003.

We estimate 2004 capital requirements to be $30.8 million (including approximately $5.7 million related to planned hotel franchise conversions of some of our properties), and to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2004 capital requirements for normal recurring capital improvement projects.

OTHER MATTERS

From time to time, the Chairman, CEO and principal owner of our general partner, Mr. John Q. Hammons, may examine various alternatives with respect to some or all of his holdings. These often times may be from inquiries unsolicited by Mr Hammons, but they also may be solicited directly by him or by persons engaged by him for these purposes. Our general partner's board of directors is not involved in these discussions. If Mr. Hammons seeks to pursue a particular transaction that would affect the Company, our general partner's board of directors will evaluate the opportunity based upon what it believes to be in the best interests of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operation or cash flows.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may," "will," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

      - General economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

      -     The impact of any serious communicable diseases on travel;

      -     Competition;

      -     Changes in operating costs, particularly energy and labor costs;

      -     Unexpected events, such as the September 11, 2001 terrorist attack;

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

These risks are uncertainties and, along with the risk factors discussed in our Annual Report on Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or review publicly any forwarding-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following tables set forth, as April 2, 2004 and April 4, 2003, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                     TRAILING 12 MONTHS ENDED APRIL 2, 2004

                                               2002       Management           Total
                                            Collateral    Operations        Restricted
                                            Hotels (30)     Groups             Group
                                            -----------   ----------        ----------
Statement of operations data:
Operating revenues                          $   262,697   $   10,410(a)     $  273,107
Operating expenses:
   Direct operating costs and
     expenses                                    96,520            -            96,520
   General, administrative, sales
     and management service expenses(b)          86,238         (301)(c)        85,937
   Repairs and maintenance                       11,339            -            11,339
   Depreciation and amortization                 29,434          822            30,256
                                            -----------   ----------        ----------
Total operating expenses                        223,531          521           224,052
                                            -----------   ----------        ----------
Income from operations                      $    39,166   $    9,889        $   49,055
                                            ===========   ==========        ==========

Operating data:
 Occupancy                                         63.5%
 Average daily doom rate                    $     95.41
 RevPAR                                     $     60.59

(a) Represents management revenues derived from the 17 non-collateral hotels and the 13 managed hotels.

(b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

                     TRAILING 12 MONTHS ENDED APRIL 4, 2003

                                               2002       Management           Total
                                            Collateral    Operations        Restricted
                                            Hotels (30)     Groups             Group
                                            -----------   ----------        ----------
Statement of operations data:
Operating revenues                          $   270,298   $    9,765(a)     $  280,063
Operating expenses:
   Direct operating costs and
     expenses                                    99,605            -            99,605
   General, administrative, sales and
     management service expenses(b)              89,127         (144)(c)        88,983
   Repairs and maintenance                       11,301            -            11,301
   Depreciation and amortization                 30,408          708            31,116
                                            -----------   ----------        ----------
Total operating expenses                        230,441          564           231,005
                                            -----------   ----------        ----------
Income from operations                      $    39,857   $    9,201        $   49,058
                                            ===========   ==========        ==========

Operating data:
 Occupancy                                         63.9%
 Average daily doom rate                    $     94.79
 RevPAR                                     $     60.57

(a) Represents management revenues derived from the 17 non-collateral hotels and the 10 managed hotels.

(b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels reflect a credit for the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of April 2, 2004:

                                                                           EXPECTED MATURITY DATE
                                                                               (in millions)
                                                                                                                            Fair
                                                                                                                           Value
                                       2004(d)       2005        2006        2007        2008     There-After   Total       (e)
                                       --------    --------    --------    --------    --------   -----------  --------   --------
Long-Term Debt(a)
$510 Million 1st Mortgage Notes        $      -    $      -    $      -    $      -    $      -    $    499    $    499   $    556
   Average interest rate(b)                 8.9%        8.9%        8.9%        8.9%        8.9%        8.9%        8.9%
Other fixed-rate debt obligations      $      6    $      7    $     28    $     42    $     52    $    109    $    244   $    244
   Average interest rate(b)                 8.3%        8.3%        7.8%        8.4%        8.4%        8.9%        8.6%
Other variable-rate debt obligations   $      1    $      1    $     10    $      1    $     23    $      -    $     36   $     36
   Average interest rate(c)                 4.6%        4.6%        4.6%        4.6%        4.6%          -%        4.6%

  (a) Includes amounts reflected as long-term debt due within one year.

  (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

  (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 2, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

  (d) The 2004 balances include actual and projected principal repayments and weighted average interest rates.

  (e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $12 million.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of April 2, 2004. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

            Not Applicable

ITEM 5. Other Information

            Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      See Exhibit Index

      (b)   Reports on Form 8-K

      Report on Form 8-K filed February 18, 2004, to furnish press release with 2003 year end financial results.

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

                            JOHN Q. HAMMONS HOTELS, L.P.

                            By:   John Q. Hammons Hotels, Inc.
                                  its General Partner

                            By:   /s/ John Q. Hammons
                               --------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer

                            By:   /s/ Paul E. Muellner
                               --------------------------------------
                                  Paul E. Muellner, Chief Financial Officer
                                  (Principal Financial Officer)

                            JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III

                            By:   /s/ John Q. Hammons
                               -------------------------------------------------
                                  John Q. Hammons, Chairman,
                                  Founder, and Chief Executive Officer

                            By:   /s/ Paul E. Muellner
                               -------------------------------------------------
                                  Paul E. Muellner, Chief Financial Officer
                                  (Principal Financial Officer)

Dated: May 14, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                                  TITLE
31.1           Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief
               Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief
               Financial Officer

32             Section 1350 Certification of general partner's Chief Executive
               Officer and Chief Financial Officer