Form 10-K
period 2004-12-31
HAMMONS JOHN Q HOTELS LP
filed 2005-03-31
CIK 916536

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004
      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to __________________

                         Commission File Number 33-73340

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

           Delaware                                   43-1523951
           Missouri                                   33-1006528
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 300 John Q. Hammons Parkway, Ste. 900
         Springfield, Missouri                          65806
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

OVERVIEW

      Our general partner has announced over the past several months that it and its principal stockholder have been engaged in discussions with parties regarding a possible merger transaction. The board of directors appointed a Special Committee composed solely of outside independent directors to conduct all negotiations on our behalf. On March 9, 2005, our general partner announced that it and John Q. Hammons had agreed to continue to negotiate exclusively with an investor group led by JQH Acquisition, LLC through April 30, 2005 regarding a possible transaction. Although terms of the investor group's proposal remain subject to further discussion and negotiation, the proposal contemplates a merger transaction in which our general partner's Class A shares would be purchased for $24.00 cash per share. Although the parties continue to work through a number of items that remain to be negotiated, particularly with respect to the documentation of the various arrangements that have been agreed to in principle between the investor group and Mr. Hammons, there can be no assurance that a transaction will be consummated.

      We are a leading independent owner and manager of upscale, full service hotels located primarily in secondary markets. We own and manage 44 hotels located in 20 states, containing 10,853 guest rooms or suites. We also manage 15 additional hotels located in nine states, containing 3,278 guest rooms or suites. The majority of these existing 59 hotels operate under the Embassy Suites Hotels, Holiday Inn and Marriott trade names. Most of our hotels are located near a state capital, university, convention center, corporate headquarters, office park or other stable demand generator.

      We own and operate upscale hotels designed to appeal to a broad range of hotel customers, including frequent business travelers, groups, conventions and leisure travelers. Our in-house design staff individually designed each of our hotels and most hotels contain an impressive multi-storied atrium, large indoor water fountains, lush plantings and comfortable lounge areas. In addition, our hotels typically include expansive exterior meeting facilities that can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Our 19 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. Our 14 Holiday Inn hotels are affordably priced and designed to attract value-conscious leisure travelers desiring quality accommodations. In addition, we own or manage 22 hotels operating under leading brands including Marriott, Radisson and Sheraton, as well as four independent hotels.

      We coordinate management of our hotels from our headquarters in Springfield, Missouri, by our senior executive team. Five regional vice presidents supervise a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, we realize significant cost savings due to economies of scale.

      We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons, or Mr. Hammons, whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

      Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma; Rogers and Hot Springs, Arkansas; Junction City, Kansas; Springfield, Missouri and North Charleston, South Carolina, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri; Frisco, Texas; Albuquerque, New Mexico and Hampton, Virginia.

      In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains "forward looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "forecast," "project," "intend," "may," and similar words. These forward looking statements are not guarantees of future performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

      - general economic conditions, including the speed and strength of the economic recovery;

      -     the impact of any serious communicable diseases on travel;

      -     competition;

      -     changes in operating costs, particularly energy and labor costs;

      - unexpected events, such as the September 11, 2001 terrorist attacks or outbreaks of war;

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

      MR. HAMMONS' CONTROL OF US CREATES POTENTIAL FOR SIGNIFICANT CONFLICTS OF INTEREST.

      Through his ownership of all of our general partner's Class B common stock, and 269,100 shares of our general partner's Class A common stock, Mr. Hammons controls our activities. In addition, since Mr. Hammons beneficially owns all of our LP Units, representing 74.88% of our total Partnership units, he will decide any matters submitted to a vote of our partners. Certain decisions concerning our operations or financial structure may present conflicts of interest between Mr. Hammons and the other shareholders of our general partner or holders of our notes. In addition, Mr. Hammons, as the holder of all of our LP Units, may suffer different and/or more adverse tax consequences than we do upon the sale or refinancing of some of the owned hotels as a result of unrealized gains attributable to certain owned hotels. Therefore, it is unlikely that an owned hotel will be sold or refinanced if such a transaction would result in an adverse tax consequence to Mr. Hammons if we are unable to make sufficient distributions to Mr. Hammons to pay those taxes, regardless of whether such a sale or refinancing might otherwise be in our best interest.

      Mr. Hammons also (1) owns hotels that we manage; (2) owns an interest in a hotel management company that provides accounting and other administrative services for all of our hotels; (3) owns a 50% interest in the entity from which we lease our corporate headquarters; (4) has an agreement whereby we pay up to 1.5% of his internal development costs for new hotels in exchange for the opportunity to manage the hotels and the right of first refusal to purchase the hotels in the event they are offered for sale; (5) leases space to us in two trade centers owned by him that connect with two of our hotels; (6) has the right to require the redemption of his LP Units; (7) utilizes our administration and other services for his outside business interests, for which he reimburses us; (8) utilizes the services of certain of our general partner's employees in his personal enterprises and personally subsidizes those employees' compensation; and (9) owns the real estate underlying one of our hotels, which we lease from him. We describe these arrangements in further detail under "Certain Relationships and Related Transactions." In the event that Mr. Hammons experienced material adverse changes in his outside business interests, we could receive negative publicity as the result of his close ties to us, and it is possible the market price of our general partner's stock and the rating of our debt could be affected.

      WE DEPEND ON CERTAIN KEY MEMBERS OF OUR GENERAL PARTNER'S EXECUTIVE MANAGEMENT.

      We are dependent on certain key members of our general partner's executive management, a loss of whose services could have a material effect on our business and future operations. Some of our general partner's executive officers, including our general partner's president, Lou Weckstein, spend a portion of their time performing services for Mr. Hammons unrelated to our business, which he personally subsidizes.

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

      During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of December 31, 2004, we had incurred approximately $12.6 million to correct the underlying moisture problem and no further costs are anticipated. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action and later affirmed on appeal, and summary judgment was granted to one of our window manufacturers. On another action, we received a settlement of $0.2 million during the third quarter of 2004. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful.

      We have paid all costs incurred and expected to be incurred in connection with the 16 hotels at which we discovered problems. Virtually all of our properties include the same type of windows. While we have found no evidence of any water damage in any other locations, problems could develop with the windows in other hotels in the future. If such problems were to become widespread, and we were unable to collect from the manufacturers or our insurance carrier, the cost would be significant and could adversely impact our cash flow and results of operations.

      COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results.

RISKS RELATED TO OUR DEBT

      OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

      We have a substantial amount of indebtedness. As of December 31, 2004, we had total indebtedness of $765.2 million. Our substantial indebtedness could, among other things:

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

      WE CANNOT ASSURE YOU THAT WE WILL CONTINUE TO RECEIVE REVENUES FROM HOTELS WE MANAGE.

      We receive a portion of our revenues from managing hotels Mr. Hammons owns. We have management agreements with respect to the hotels owned by Mr. Hammons. Each of the management agreements with the 15 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days. We cannot assure you that we will continue to receive revenues with respect to any of these hotels.

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

      Creating operating, cost and guest service efficiencies in each hotel is a top priority. With a total of 59 hotels under management, we believe we are able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under management, we are able to secure volume pricing from vendors not available to smaller hotel companies. We employ a systems trainer responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

      Mr. Hammons beneficially owns all 294,100 shares of our general partner's Class B common stock, and 269,100 shares of our general partner's Class A common stock, representing 75.7% of the combined voting power of both classes of our common stock. John Q. Hammons Hotels, Inc. is our sole general partner through its ownership of all 5,381,075 General Partner units, representing 25.12% of our total equity. Mr. Hammons beneficially owns all 16,043,900 of our limited partnership units, or the LP Units, representing 74.88% of our total equity. Our general partner's Class A common stock represents approximately 22.5% of our total equity, and the Class A common stock, Class B common stock and LP Units beneficially owned by Mr. Hammons represent approximately 77.5% of our total equity.

      Our executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and our telephone number is (417) 864-4300. We are a Delaware limited partnership formed on September 8, 1989, our general partner is a Delaware corporation formed on September 29, 1994, and John Q. Hammons Hotel Finance Corporation III is a Missouri corporation formed on April 29, 2002. Our website address is www.jqh.com. We post all of our Form 10-K, Form
                                 -----------
10-Q and Form 8-K filings on our website as promptly as practicable after filing with the SEC.

SALES AND MARKETING

      We market our hotels through national marketing programs and local sales managers and a director of sales at each of our hotels. While we make periodic modifications to our marketing concept in order to address regional differences and maintain a sales organization structure based on market needs and local preferences, we generally utilize the same major campaign concept throughout the country. We develop the concepts at our management headquarters, while modifications are implemented by our hotels' regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. We require that each of our sales managers complete an extensive sales training program.

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

REGULATIONS AND INSURANCE

      Insurance. To supplement our self insurance programs, we provide property, auto, commercial liability, workers' compensation and medical insurance to the hotel properties under blanket commercial policies we purchase. Insurance expenses for our owned hotels were approximately $13.0 million, $13.3 MILLION, and $13.3 million in 2004, 2003 and 2002, respectively.

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

EMPLOYEES

      We employ over 5,800 full time employees, approximately 150 of whom are members of labor unions. We believe that labor relations with employees are good.

SEASONALITY

      Our hotels have traditionally experienced slight seasonality. Additionally, hotels for the fourth quarter of 2002 reflect 14 weeks of results compared to 13 weeks for the first three quarters of the 2002 fiscal year and all of the quarters in the 2004, 2003 and 2001 fiscal years.

MANAGEMENT

      The following is a biographical summary of the experience of our general partner's executive officers and other key officers. John Q. Hammons Finance Corporation III has the same executive officers as our general partner.

      John Q. Hammons, age 86, is the Chairman, Chief Executive Officer, a director and founder of our general partner. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed over 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

      Lou Weckstein, age 68, is President of our general partner. Prior to joining our general partner in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

      Paul E. Muellner, age 48, is Executive Vice President and Chief Financial Officer of our general partner. He has been the Chief Financial Officer of our general partner since 2000 and an Executive Vice President since 2003. From 1998 through 2000, Mr. Muellner served as our general partner's Vice President and Corporate Controller. Prior to joining our general partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

      Debra M. Shantz, age 41, is Senior Vice President and General Counsel of our general partner. She joined our general partner in May 1995 as general counsel. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as primary outside counsel for us, our general partner and Mr. Hammons, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

      William A. Mead, age 51, is the Regional Vice President, Eastern Region of our general partner. He joined our general partner in that capacity in 1994 from Davidson Hotels, where he had been a general manager.

      Pat A. Shivers, age 53, has served as Senior Vice President and Corporate Controller of our general partner since 2001. Prior to that, he served as Senior Vice President of Administration and Control of our general partner. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

      Steven E. Minton, age 53, has served as Senior Vice President, Architecture, of our general partner since 1993. He joined our general partner as a corporate architect in 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

      Jacqueline A. Dowdy, age 61, has been the Secretary since 1982 and a director of our general partner since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several of our affiliates. We describe these affiliations under "Certain Relationships and Related Transactions."

      L. Scott Tarwater, age 56, has been Senior Vice President of Sales and Marketing of our general partner since March of 2004. He joined our general partner as Vice President of Sales and Marketing in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

      John D. Fulton, age 54, is Vice President, Interior Design, of our general partner. He joined our general partner in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

      Kent S. Foster, age 45, is Vice President, Human Resources, of our general partner. He joined our general partner in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

      William T. George, Jr., age 53, is Vice President, Capital Planning and Asset Management, of our general partner. He joined our general partner in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

ITEM 2. PROPERTIES.

      We lease our headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2004, we made aggregate annual lease payments of approximately $269,000 to that company. We lease various parcels of land on which we have either constructed a hotel property or certain auxiliary facilities for the hotel to facilitate the property's operations. Our owned hotels are pledged as collateral for our long-term debt. We lease from Mr. Hammons the real estate on which one of these hotels is located. We describe these leases under "Certain Relationships and Related Transactions -
Mr. Hammons."

DESCRIPTION OF HOTELS - GENERAL

      Our hotels are located in 20 states and contain a total of 10,853 rooms and suites. A majority of our hotels operate under the Holiday Inn, Embassy Suites Hotels and Marriott trade names. Most of our hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

      We retain responsibility for all aspects of the day-to-day management of each of our hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels we own. We typically refurbish individual hotels every four to six years. We have spent an average per year of approximately $30.6 million in the last five years on the owned hotels and expect to spend approximately $43.5 million in 2005 on refurbishment of the owned hotels (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties).

OWNED HOTELS

      The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each of our hotels:

                                                          NUMBER OF                                                    OPENING
        LOCATION                   FRANCHISE/NAME       ROOMS/SUITES                   DESCRIPTION                      DATE
----------------------------    --------------------    ------------    ------------------------------------------     -------
Montgomery, AL..............    Embassy Suites              237         Atrium; Meeting Space:    15,000 sq. ft.(c)       8/95
Tucson, AZ..................    Holiday Inn                 301         Atrium; Meeting Space:    14,000 sq. ft.         11/81
Tucson, AZ..................    Marriott                    250         Atrium; Meeting Space:    11,500 sq. ft.         12/96
Little Rock, AR.............    Embassy Suites              251         Atrium; Meeting Space:    14,000 sq. ft.          8/97
Springdale, AR..............    Holiday Inn                 206         Atrium; Meeting Space:    18,000 sq. ft.          7/89
                                                                        Convention Center:        29,280 sq. ft.
Springdale, AR..............    Hampton Inn & Suites        102         Meeting Space:            400 sq. ft.            10/95
Monterey, CA................    Embassy Suites              225         Atrium; Meeting Space:    13,700 sq. ft.         11/95
Sacramento, CA..............    Holiday Inn                 362         Meeting Space:            9,000 sq. ft.           8/79
Denver, CO (a)..............    Holiday Inn                 256         Atrium; Trade Center:     66,000 sq. ft.(b)      10/82
                                (International
                                Airport)
Fort Collins, CO............    Holiday Inn                 258         Atrium; Meeting Space:    12,000 sq. ft.          8/85

                                                          NUMBER OF                                                    OPENING
        LOCATION                   FRANCHISE/NAME       ROOMS/SUITES                   DESCRIPTION                      DATE
----------------------------    --------------------    ------------    -----------------------------------------      -------
Coral Springs, FL...........    Marriott                    224         Atrium; Meeting Space:    5,326 sq. ft.           5/99
                                                                        Convention Center:        12,800 sq. ft.
St. Augustine, FL...........    Renaissance                 301         Atrium; Meeting Space:    9,000 sq. ft (c)        5/98
Tampa, FL...................    Embassy Suites              247         Atrium; Meeting Space:    18,000 sq. ft.          1/98
Cedar Rapids, IA............    Marriott                    219         Atrium; Meeting Space:    11,250 sq. ft.          9/88
Davenport, IA...............    Radisson                    221         Atrium; Meeting Space:    7,800 sq. ft.(c)       10/95
Des Moines, IA..............    Embassy Suites              234         Atrium; Meeting Space:    13,000 sq. ft.          9/90
Des Moines, IA..............    Sheraton                    285         Atrium; Meeting Space:    15,000 sq. ft.          1/87
Topeka, KS..................    Capitol Plaza               224         Atrium; Meeting Space:    7,000 sq. ft.(c)        8/98
Bowling Green, KY...........    Holiday Inn                 218         Atrium: Meeting Space:    4,000 sq. ft.(c)        8/95
Branson, MO.................    Chateau on the Lake         301         Atrium; Meeting Space:    40,000 sq. ft.          5/97
Jefferson City, MO..........    Capitol Plaza               255         Atrium; Meeting Space:    14,600 sq. ft.          9/87
Joplin, MO..................    Holiday Inn                 262         Atrium; Meeting Space:    8,000 sq. ft.           6/79
                                                                        Trade Center:             32,000 sq. ft.(b)
Kansas City, MO (a).........    Embassy Suites              236         Atrium; Meeting Space:    12,000 sq. ft.          4/89
Kansas City, MO (a).........    Homewood Suites             117         Extended Stay                                     5/97
Springfield, MO.............    Holiday Inn                 188         Atrium; Meeting Space:    3,020 sq. ft.           9/87
Omaha, NE...................    Embassy Suites              249         Atrium; Meeting Space:    13,000 sq. ft.          1/97
Reno, NV....................    Holiday Inn                 284         Meeting Space:            8,700 sq. ft.           2/74
Albuquerque, NM.............    Marriott                    310         Atrium; Meeting Space:    12,300 sq. ft.         12/86
Charlotte, NC...............    Renaissance Suites          275         Atrium; Meeting Space:    17,400 sq. ft.         12/99
Greensboro, NC (a)..........    Embassy Suites              219         Atrium; Meeting Space:    10,250 sq. ft.          1/89
Greensboro, NC (a)..........    Homewood Suites             104         Extended Stay                                     8/96
Raleigh-Durham, NC..........    Embassy Suites              273         Atrium; Meeting Space:    20,000 sq. ft.          9/97
Oklahoma City, OK...........    Renaissance                 311         Atrium; Meeting Space:    10,150 sq. ft.(c)       1/00
Portland, OR (a)............    Holiday Inn                 286         Atrium; Trade Center:     37,000 sq. ft.(b)       4/79
Portland, OR (a)............    Embassy Suites              251         Atrium; Meeting Space:    11,000 sq. ft.          9/98
Columbia, SC ...............    Embassy Suites              214         Atrium; Meeting Space:    13,000 sq. ft.          3/88
Greenville, SC..............    Embassy Suites              268         Atrium; Meeting Space:    20,000 sq. ft.          4/93
North Charleston, SC (a)....    Embassy Suites              255         Atrium; Meeting Space:    3,000 sq. ft. (c)       2/00
Beaumont, TX................    Holiday Inn                 253         Atrium; Meeting Space:    12,000 sq. ft.          3/84
Dallas, Ft. Worth
   Airport, TX (a)..........    Embassy Suites              329         Atrium; Meeting Space:    18,900 sq. ft.          8/99
Houston, TX (a).............    Marriott                    287         Atrium; Meeting Space:    14,300 sq. ft.         12/85
Mesquite, TX................    Hampton Inn & Suites        160         Meeting Space:            21,200 sq. ft.          4/99
                                                                        Convention Center:        35,100 sq. ft.(c)
Charleston, WV..............    Embassy Suites              253         Atrium; Meeting Space:    14,600 sq. ft.         12/97
Madison, WI.................    Marriott                    292         Atrium; Meeting Space:    15,000 sq. ft.(b).     10/85
                                                                        Convention Center:        50,000 sq. ft.

(a)   Airport location.

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which we own.

(c)   Large civic center is located adjacent to hotel.

MANAGED HOTELS

      The managed hotels consist of 15 hotels, including one Holiday Inn and one Holiday Inn Express, one Sheraton, four Embassy Suites, three Marriott Courtyards, two Marriott Residence Inns, two Renaissance properties, and one non-franchised hotel, located in nine states (Arkansas, Kansas, Missouri, Nebraska, Oklahoma, South Carolina, South Dakota, Tennessee and Texas), and contain a total of 3,278 guest rooms. There is a convention and trade center adjacent to six of our managed hotels.

      We provide management services to the managed hotels within the guidelines contained in the annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. We are responsible for the day-to-day operations of the managed hotels. While we are responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. We earn annual management fees of 3% to 4% of the hotel's revenues. Each of the management contracts with the 15 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days.

ITEM 3. LEGAL PROCEEDINGS.

      Two lawsuits have been filed against our general partner (in the Court of Chancery of the State of Delaware in and for New Castle County), Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004 and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al., filed October 20, 2004. Both of these class action lawsuits originally sought injunctive relief to prevent any merger transaction and asserted that the original price offered to the public shareholders of our general partner was not equivalent to the "sweetheart deal" offered to John Q. Hammons. These lawsuits have been consolidated into one action and the complaint has been amended to seek compensation, attorney fees and costs of the action for plaintiffs' efforts because they allegedly added value for the minority public shareholders as evidenced by the fact the proposed stock acquisition price has risen from the initial $13.00 a share to the current proposal of $24.00 per share. The parties have agreed that no responsive pleadings are required to be filed until March 31, 2005. We have not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

      We are party to various other legal proceedings arising from its consolidated operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected consolidated financial information for the 2004, 2003, 2002, 2001 and 2000 fiscal years has been derived from, and should be read in conjunction with, our consolidated financial statements. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under
Item 7. Our fiscal year ends on the Friday nearest December 31.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                            (in thousands, except per share amounts, ratios and hotel data)
                                                        ------------------------------------------------------------------------
FISCAL YEAR END                                            2004          2003              2002             2001         2000
                                                        ---------      ---------        ---------        ---------     ---------
REVENUES:
Rooms (a)                                               $ 266,800      $ 256,564        $ 258,068        $ 251,729     $ 250,847
Food and beverage                                         112,389        108,315          112,072          111,585       113,464
Meeting room rental, related party management
  fee and other (b)                                        51,591         48,596           50,181           50,100        47,048
                                                        ---------      ---------        ---------        ---------     ---------
  Total revenues                                          430,780        413,475          420,321          413,414       411,359
                                                        ---------      ---------        ---------        ---------     ---------
OPERATING EXPENSES:
Direct operating costs and expenses: (c)
  Rooms                                                    66,712         64,096           65,321           64,123        64,066
  Food and beverage                                        84,178         82,524           86,329           88,933        92,728
  Other                                                     2,145          2,584            3,037            3,137         3,516
General, administrative, sales, and
  management service expenses (d,e)                       139,902        130,980          130,571          124,872       117,510
Repairs and maintenance                                    18,193         17,430           17,478           16,920        16,111
Asset impairment (f)                                            -          9,700                -                -             -
Depreciation and amortization                              49,519         49,783           52,106           60,074        51,496
                                                        ---------      ---------        ---------        ---------     ---------
  Total operating expenses                                360,649        357,097          354,842          358,059       345,427
                                                        ---------      ---------        ---------        ---------     ---------
INCOME FROM OPERATIONS                                     70,131         56,378           65,479           55,355        65,932

OTHER (INCOME) EXPENSE:
Other income                                                 (193)          (175)               -                -             -
Interest expense and amortization of deferred
  financing fees, net of interest income                   65,498         67,522           69,323           69,374        71,780
Extinguishment of debt costs (l)                              144            774            7,411              474             -
                                                        ---------      ---------        ---------        ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    4,682        (11,743)         (11,255)         (14,493)       (5,848)
Income (loss) from discontinued operations (m)          $  (5,150)        (1,027)             392            2,120         3,426
                                                        ---------      ---------        ---------        ---------     ---------
NET LOSS                                                $    (468)     $ (12,770)       $ (10,863)       $ (12,373)     $ (2,422)
                                                        =========      =========        =========        =========     =========

CONTINUED

FISCAL YEAR END                                            2004          2003         2002           2001         2000
                                                        ---------     ---------     ---------      ---------    ---------
OTHER DATA
  EBITDA from continuing operations (g)                 $ 119,650     $ 106,161     $ 117,585      $ 115,429    $ 117,428
  Net cash provided by operating activities                66,283        54,747        48,077         50,903       36,982
  Net cash used in investing activities                   (34,757)      (27,346)      (34,363)       (39,658)     (45,584)
  Net cash (used in) provided by financing activities     (14,272)      (25,385)      (24,238)       (23,786)       5,037

MARGIN AND RATIO DATA FROM CONTINUING OPERATIONS
  EBITDA margin from continuing operations (% of total
     revenue from continuing operations) (g)                 27.8%         25.7%         28.0%          27.9%        28.5%

  Earnings to fixed charges ratio (h)                        1.07x        N/A           N/A            N/A           N/A

OPERATING DATA FROM CONTINUING OPERATIONS
    Owned hotels:
    Number of hotels                                           44            44            44             44           44
    Number of rooms                                        10,853        10,858        10,857         10,861       10,861
    Average occupancy                                        65.7%         64.6%         64.6%          63.3%        64.5%
    Average daily room rate (ADR)  (i)                  $  102.77     $  100.55     $   99.13      $  100.55    $   98.89
    Room revenue per available room (RevPAR) (j)        $   67.51     $   64.92     $   64.05      $   63.68    $   63.79
    Increase in yield (k)                                     4.0%          1.4%          0.6%          (0.2%)        6.4%

BALANCE SHEET DATA
  Total assets                                          $ 816,499     $ 822,183     $ 859,972      $ 881,724    $ 920,884
  Total debt, including current portion                   765,204       781,072       806,342        813,007      836,707
  Refundable equity                                           655             -             -              -            -
  Equity (deficit)                                         (1,524)       (2,461)       10,398         21,306       33,758

(a)   Includes revenues derived from rooms from continuing operations.

(b) Includes meeting room rental, related party management fees for providing management services to the Managed Hotels and other from continuing operations.

(c) Includes expenses incurred in connection with rooms, food and beverage and telephones from continuing operations.

(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other from continuing operations.

(e) Includes expenses incurred providing management services to the Managed Hotels.

(f) We recognized impairment charges of $9.7 million related to our World Golf Village Hotel during 2003. The resulting impairment reserve was based on fair market values derived from independent third party valuations.

(g) EBITDA from continuing operations is defined as income from continuing operations before income (loss) from discontinued operations, interest expense, net, depreciation and amortization, extinguishment of debt costs and other income. Management considers EBITDA to be one measure of operating performance for us before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing our performance. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. EBITDA from continuing operations for 2003 includes an asset impairment charge of $9.7 million.

                                                     2004         2003         2002         2001       2000
                                                 -----------   ----------   ---------    ---------  ----------
RECONCILIATION OF NET LOSS TO EBITDA FROM
CONTINUING OPERATIONS:

Net loss                                         ($      468)  ($  12,770)  ($ 10,863)   ($ 12,373) ($   2,422)

Income (loss) from discontinued operations             5,150        1,027        (392)      (2,120)     (3,426)

Interest expense and amortization of deferred
financing fees                                        65,498       67,522      69,323       69,374      71,780

Other income                                            (193)        (175)          -            -           -

Depreciation and amortization                         49,519       49,783      52,106       60,074      51,496

Extinguishment of debt costs                             144          774       7,411          474           -
                                                  ----------    ---------    --------     --------   ---------
EBITDA from continuing operations                 $  119,650    $ 106,161    $117,585     $115,429   $ 117,428
                                                  ----------    ---------    --------     --------   ---------

(h) Earnings used in computing the earnings to fixed charges ratios consist of income (loss) from continuing operations before minority interest and provision for income taxes, plus fixed charges. Fixed charges consist of interest expense and that portion of rental expense representative of interest (deemed to be one-third of rental expense). Fixed charges in excess of earnings for the 2003, 2002, 2001 and 2000 fiscal years were $11.7 million, $11.3 million, $14.5 million and $6.4 million, respectively.

(i) Total room revenue from continuing operations divided by the number of occupied rooms from continuing operations (ADR). Occupied rooms from continuing operations represent the number of rooms sold during period presented.

(j) Total room revenue from continuing operations divided by number of available rooms from continuing operations. Available rooms from continuing operations represent the number of rooms available for rent from continuing operations multiplied by the number of days in the period presented.

(k) Increase in yield represents the period-over-period increases in yield. Yield is defined as the room revenue per available room (RevPAR).

(l) We adopted a new accounting pronouncement in 2003 which requires the loss on extinguishment of debt that was classified as an extraordinary item in prior periods to be reclassified to other expenses.

(m) We sold two properties during 2004 and one during January 2005. The operating results of the three sold properties have been reclassified to discontinued operations.

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

      The following tables set forth, as of December 31, 2004, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes due 2012, and about us, excluding our unrestricted subsidiaries (as defined in the indenture relating to our notes), or the "Restricted Group." Under the heading "Management Operations Group," we include information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                         TRAILING 12 MONTHS ENDED DECEMBER 31, 2004

                                                  2002           Management       Total
                                               Collateral        Operations     Restricted
                                               Hotels (30)         Groups         Group
                                               ----------        ----------     ----------
Statement of operations data
(in thousands):

Operating revenues                             $  271,194        $   11,055(a)  $  282,249
Operating expenses:
  Direct operating costs and
    expenses                                       98,192                 -         98,192
  General, administrative, sales
    and management service expenses (b)            91,471             1,831(c)      93,302
  Repairs and maintenance                          11,671                 -         11,671
  Asset impairment                                  3,197 (d)             -          3,197
  Depreciation and amortization                    30,530               964         31,494
                                               ----------        ----------     ----------
Total operating expenses                       $  235,061        $    2,795     $  237,856
                                               ----------        ----------     ----------
Income from operations                         $   36,133        $    8,260     $   44,393
                                               ==========        ==========     ==========

Operating data:
    Occupancy                                        64.3%
    Average daily room rate (ADR)              $    97.44
    RevPAR                                     $    62.65

(a) Represents management revenues derived from the non-collateral hotels and the managed hotels.

(b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels are presented net of the management revenues associated with the management expenses included in general, administrative, sales and management service expenses for the collateral hotels.

(d) Asset impairment charge on Northglenn, Colorado property based on the property's carrying value in excess of fair market value, as determined through the purchase offers.

                    TRAILING 12 MONTHS ENDED JANUARY 2, 2004

                                             2002           Management       Total
                                          Collateral        Operations     Restricted
                                          Hotels (30)         Groups          Group
                                          -----------       ----------     ----------
Statement of operations data
(in thousands):
Operating revenues                        $  260,678        $  10,048 (a)  $  270,726
Operating expenses:
  Direct operating costs and
    expenses                                  95,828                -          95,828
  General, administrative, sales
    and management service expenses (b)       85,998             (235)(c)      85,763
  Repairs and maintenance                     11,168                -          11,168
  Depreciation and amortization               29,455              779          30,234
                                          ----------        ---------      ----------
Total operating expenses                  $  222,449        $     544      $  222,993
                                          ----------        ---------      ----------
Income from operations                    $   38,229        $   9,504      $   47,733
                                          ==========        =========      ==========

Operating data:
    Occupancy                                   63.1%
    Average daily room rate (ADR)         $    95.21
    RevPAR                                $    60.08

(a) Represents management revenues derived from the non-collateral hotels and the managed hotels.

(b) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels are presented net of the management revenues associated with the management expenses included in general, administrative, sales and management service expenses for the collateral hotels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      You should read the following discussion in conjunction with our selected financial data and consolidated financial statements included elsewhere in this Form 10-K.

RECENT EVENTS

      Our general partner has announced over the past several months that it and its principal stockholder have been engaged in discussions with parties regarding a possible merger transaction. Our general partner's board of directors appointed a Special Committee composed solely of outside independent directors to conduct all negotiations on its behalf. On March 9, 2005, our general partner announced that it and John Q. Hammons, had agreed to continue to negotiate exclusively with an investor group led by JQH Acquisition, LLC through April 30, 2005 regarding a possible transaction. Although terms of the investor group's proposal remain subject to further discussion and negotiation, the proposal contemplates a merger transaction in which our general partner's Class A shares would be purchased for $24.00 cash per share. Although the parties continue to work through a number of items that remain to be negotiated, particularly with respect to the documentation of the various arrangements that have been agreed to in principle between the investor group and Mr. Hammons, there can be no assurance that a transaction will be consummated.

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

      From 2000 through 2004, our total revenues from continuing operations grew at an annual compounded growth rate of 1.2%, from $411.4 million to $430.8 million. Occupancy during that period increased from 64.5% to 65.7%. At the same time, our average daily room rate increased by 3.9%, from $98.89 to $102.77, and room revenue per available room increased by 5.8%, from $63.79 to $67.51.

      The terrorist attacks of September 11, 2001, caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concern about travel safety. Although we have rebounded to prior years' levels since, general economic conditions, including the speed and strength of the economic recovery, could have an impact on our future operating results.

RESULTS OF CONTINUING OPERATIONS

FISCAL YEAR END                                     2004          2003            2002          2001          2000
---------------                                  -----------   -----------    -----------   -----------    -----------
OWNED HOTELS
   Average Occupancy                                    65.7%         64.6%          64.6%         63.3%          64.5%
   Average Daily Room Rate (ADR)                 $    102.77   $    100.55    $     99.13   $    100.55    $     98.89
   Room Revenue per Available Room (RevPAR)      $     67.51   $     64.92    $     64.05   $     63.68    $     63.79
   Available Rooms (a)                             3,951,885     3,952,039      4,029,431     3,953,222      3,932,337
   Number of Hotels                                       44            44             44            44             44

MATURE HOTELS (b)
   Average Occupancy                                    65.7%         64.6%          64.6%         63.2%          65.2%
   Average Daily Room Rate (ADR)                 $    102.77   $    100.55    $     99.13   $     99.97    $     97.15
   Room Revenue per Available Room (RevPAR)      $     67.51   $     64.92    $     64.05   $     63.14    $     63.39
   Available Rooms (a)                             3,951,885     3,952,039      4,029,431     3,747,198      3,387,629
   Number of Hotels                                       44            44             44            42             38

NEW HOTELS (b)
   Average Occupancy                                       -%            -%             -%         66.4%          59.9%
   Average Daily Room Rate (ADR)                 $         -   $         -    $         -   $    110.55    $    110.68
   Room Revenue per Available Room (Rev PAR)     $         -   $         -    $         -   $     73.37    $     66.29
   Available Rooms (a)                                     -             -              -       206,024        544,708
   Number of Hotels                                        -             -              -             2              6

PERCENTAGES OF TOTAL REVENUES
   REVENUES
   Rooms                                                61.9%         62.0%          61.4%         60.9%          61.0%
   Food and beverage                                    26.1%         26.2%          26.7%         27.0%          27.6%
   Meeting room rental and other                        12.0%         11.8%          11.9%         12.1%          11.4%
                                                 -----------   -----------    -----------   -----------    -----------
      Total revenues                                   100.0%        100.0%         100.0%        100.0%         100.0%
                                                 -----------   -----------    -----------   -----------    -----------

OPERATING EXPENSES
   Direct operating costs and expenses
      Rooms                                             15.5%         15.5%          15.5%         15.5%          15.6%
      Food and beverage                                 19.5%         20.0%          20.5%         21.5%          22.5%
      Other                                              0.5%          0.6%           0.7%          0.8%           0.9%
   General, administrative, sales, and
      management service expenses                       32.5%         31.7%          31.1%         30.2%          28.6%
   Repairs and maintenance                               4.2%          4.2%           4.2%          4.1%           3.9%
   Asset impairment                                        -%          2.4%             -%            -%             -%
   Depreciation and amortization                        11.5%         12.0%          12.4%         14.5%          12.5%
                                                 -----------   -----------    -----------   -----------    -----------
      Total operating expenses                          83.7%         86.4%          84.4%         86.6%          84.0%
                                                 -----------   -----------    -----------   -----------    -----------
   Income from Operations                               16.3%         13.6%          15.6%         13.4%          16.0%
                                                 ===========   ===========    ===========   ===========    ===========

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of New Hotels, the number of days the hotel was open during the period reported. Our 2002 Fiscal Year contained 53 weeks, or 371 days, while its 2004, 2003, 2001 and 2000 Fiscal Years each contained 52 weeks, or 364 days.

(b) We track the performance of our Owned Hotels in two groups. One group of hotels are those we opened during the current and prior Fiscal Years (New Hotels). The remainder, excluding the New Hotels, we refer to as Mature Hotels. During 2004, 2003 and 2002 Fiscal Years, there were no New Hotels. The distinction between Mature and New Hotels has become less significant since cessation of our development.

2004 FISCAL YEAR COMPARED TO 2003 FISCAL YEAR

      Total revenues from continuing operations increased to $430.8 million in 2004 from $413.5 million in 2003, or 4.2%, reflecting a continued improvement in the general economy. We experienced increases in the corporate transient, corporate group and government market segments of our business as a result of the improved economy. Our business reflected a shift from the association market segment in 2003 to the corporate market segment in 2004.

      Room revenues from continuing operations increased $10.2 million, or 4.0%, from 2003, primarily in the corporate transient, corporate group and government market segments of our business. Rooms revenues, as a percentage of total revenues, decreased slightly to 61.9%, compared to 62.0% in 2003. Our average room rate increased to $102.77 in 2004 from $100.55 in 2003, an increase of 2.3%. Occupancy increased slightly to 65.7% in 2004 from 64.6% in 2003. Occupancy for the hotel industry, as reported by Smith Travel Research, was 61.3%, up 3.7% from 2003. Our revenue per available room (RevPAR) was $67.51 in 2004, up $2.59, or 4.0%, from 2003. RevPAR for the hotel industry was $52.93, up 7.8% from 2003.

      Food and beverage revenues from continuing operations increased $4.1 million, or 3.8%, from 2003, but decreased slightly as a percentage of total revenues to 26.1% from 26.2%. The dollar increase was primarily related to increased banquet sales during 2004.

      Meeting room rental, related party management fee and other revenues from continuing operations increased by $3.0 million, or 6.2%, in 2004 from 2003, and increased as a percentage of total revenues, to 12.0% from 11.8%. The increase was attributable to increases in related party management fees, meeting room rental fees and rooms other income, partially offset by a decrease in telephone revenues.

      Rooms operating expenses from continuing operations increased by $2.6 million, or 4.1%, in 2004. The increase was primarily attributable to increased labor costs related to the increased occupancy.

      Food and beverage operating expenses from continuing operations increased by $1.7 million, or 2.1%, from 2003 as the result of increased food and beverage revenues, but decreased as a percentage of food and beverage revenues to 74.9% in 2004, from 76.2% in 2003. The dollar increase was primarily attributable to increased labor costs directly related to higher sales volumes discussed above.

      Other operating expenses from continuing operations decreased by $0.5 million, or 19.2%, from 2003 and decreased as a percentage of meeting room rental, related party management fee and other income, to 4.1% in 2004, from 5.4% in 2003.

      General, administrative, sales and management service expenses from continuing operations increased by $8.9 million, or 6.8%, and increased as a percentage of total revenues to 32.5% from 31.7% in 2003. The increase was primarily attributable to increases in costs associated with administrative and sales and marketing compensation, legal and professional fees associated with our merger proposal, utilities, franchise frequent travel programs and credit card commissions, partially offset by decreases in property taxes.

      Repairs and maintenance expenses from continuing operations increased slightly, by $0.8 million compared to 2003, but remained stable as a percentage of revenues, at 4.2%.

      Depreciation and amortization expenses from continuing operations decreased by $0.3 million, or 0.6%, in 2004 from 2003, and decreased as a percentage of total revenues to 11.5% from 12.0% in 2003. The decrease related to cessation of new hotel development in 1998.

      Income from operations increased by $13.7 million, or 24.3%, from 2003, largely because of the absence of the 2003 asset impairment charge of $9.7 million described below.

      Income (loss) from continuing operations was $4.7 million of income, compared to a loss of $11.7 million in 2003, primarily as a result of the asset impairment charge, greater interest expense and extinguishment of debt costs in 2003.

      Net loss was $0.5 million compared to $12.8 million in 2003, as the result of the factors discussed above.

2003 FISCAL YEAR COMPARED TO 2002 FISCAL YEAR

      Total revenues from continuing operations decreased by $6.8 million, or 1.6%, in 2003, as fourth quarter 2003 revenues (13 weeks) decreased compared to the 2002 fourth quarter (14 weeks). The decrease is attributable to decreases in the corporate, leisure and corporate group market segments of our business.

      Rooms revenues from continuing operations decreased by 0.6% from 2002, as the result of a decrease in rooms revenues in the fourth quarter of 2003, related primarily to the decreases in corporate, leisure and corporate group market segments of our business mentioned above. Rooms revenues, as a percentage of total revenues, increased to 62.0%, compared to 61.4% in 2002. Our average room rate increased to $100.55 in 2003 from $99.13 in 2002, an increase of 1.4%. Occupancy remained stable at 64.6%. Occupancy for the hotel industry, as reported by Smith Travel Research, was 59.2%, up 0.2% from 2002. Our revenue per available room (RevPAR) was $64.92 in 2003, up $0.87, or 1.4%, from 2002. RevPAR for the hotel industry was $49.34, up 0.2% from 2002.

      Food and beverage revenues from continuing operations decreased $3.8 million, or 3.4%, in 2003 from 2002, and decreased as a percentage of total revenues to 26.2% from 26.7% in 2002. The decrease related primarily to the decrease in the corporate group market segment of our business discussed above.

      Meeting room rental, related party management fee and other revenues from continuing operations decreased by $1.6 million, or 3.2%, in 2003 from 2002, and decreased slightly as a percentage of total revenues, to 11.8% from 11.9%. The decrease was attributable to declines in telephone department revenues as well as the decrease from the corporate group market segment of our business.

      Rooms operating expenses from continuing operations decreased by $1.2 million, or 1.8%, in 2003, and decreased as a percentage of rooms revenue, to 25.0% from 25.3% in 2002. The decrease was primarily attributable to reduced labor costs and favorable workers' compensation loss experience.

      Food and beverage operating expenses from continuing operations decreased by $3.8 million, or 4.4%, from 2002 as the result of decreased food and beverage revenues, but also decreased as a percentage of food and beverage revenues to 76.2% in 2003, from 77.0% in 2002. The decrease was primarily attributable to reduced labor costs directly related to lower sales volumes as discussed above.

      Other operating expenses from continuing operations decreased by $0.4 million, or 13.3%, from 2002 and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.4% in 2003, from 6.0% in 2002.

      General, administrative, sales and management service expenses from continuing operations increased by $0.4 million, or 0.3%, and increased as a percentage of total revenues to 31.7% from 31.1% in 2002. The increase was primarily attributable to increases in costs associated with sales and marketing compensation, franchise frequent traveler programs, utilities and credit card commissions, partially offset by decreases in franchise fees and property taxes.

      Asset impairment from continuing operations of $9.7 million in 2003 was attributable to the write down of our World Golf Village property to reflect the difference between the net book value and the current estimated fair value of this property obtained from independent third party valuations.

      Depreciation and amortization expenses from continuing operations decreased by $2.3 million, or 4.4%, in 2003 from 2002, and decreased as a percentage of total revenues to 12.0% from 12.4% in 2002. The decrease related to cessation of new hotel development in 1998.

      Income from operations decreased by $9.1 million, or 13.9%, from 2002, as the result of the $9.7 million asset impairment charge described above, partially offset by reduced depreciation and amortization expenses.

      Loss from continuing operations was $11.7 million, compared to $11.3 million in 2002.

      Net loss was $12.8 million for 2003, compared to $10.9 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

      At December 31, 2004, we had $41.0 million of cash and equivalents and $22.3 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At December 31, 2004 and January 2, 2004, we had restricted cash reserves of $30.6 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

      Cash from operating activities increased to $66.5 million for 2004, from $54.9 million for 2003, an increase of $11.6 million, or 21.2%, primarily attributable to increased sales and operating margins and favorable changes in certain assets and liabilities.

      We incurred capital expenditures of $30.3 million in 2004, compared to $18.4 million in 2003. Capital expenditures typically include capital improvements on existing hotel properties.

      During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of December 31, 2004, we had incurred approximately $12.6 million to correct the underlying moisture problem and no further costs are anticipated. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action and later affirmed on appeal, and summary judgment was granted to one of our window manufacturers. On another action, we received settlement of $0.2 million during the third quarter of 2004. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through December 31, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurnished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

      At December 31, 2004, our total debt was $765.2 million compared with $781.1 million at the end of 2003. The decrease is primarily attributable to the reduction of long term debt from scheduled principal payments and from the proceeds from the sale of certain hotels during 2004. The current portion of long-term debt was $25.7 million at the end of 2004, compared with $7.4 million at the end of 2003. The increase is primarily attributable to the total debt on our World Golf Village Hotel (approximately $18.4 million) which we paid off on February 23, 2005, as discussed below.

      On January 27, 2005, we completed the sale of a Holiday Inn property located in Emeryville, California. This hotel property served as collateral under the 2002 First Mortgage Notes. Under the terms of these indentures, we provided replacement collateral in accordance with the indenture provisions, as discussed below.

      On February 23, 2005, we utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay-off the existing mortgage on our World Golf Village Hotel in St. Augustine, Florida and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

      During the second quarter of 2002, we completed the refinancing of our long-term debt, primarily our $300 million 8-7/8% First Mortgage Notes due February 2004 and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as $30.1 million of short-term debt, with new $510 million 8-7/8% First Mortgage Notes due May 2012. We expect 2005 capital requirements estimated at $43.5 million (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties) to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2005 capital requirements for normal recurring capital improvement projects.

      We did not distribute or accrue any amounts in 2004 or 2003, except for $177,000 and $150,000, respectively, in each of those years for our general partner's state franchise taxes. Our distributions must be in accordance with the provisions of the indenture.

NEW ACCOUNTING PRONOUNCEMENT

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operation or cash flow.

      In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the third quarter of fiscal 2005, and affect the compensation expense related to our general partner's stock options recorded in the accompanying consolidated financial statements. As of December 31, 2004, SFAS 123R did not impact the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

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

      We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substitutive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

      We do not depreciate hotel assets while they are classified as "held for sale." Upon designation of a hotel as being "held for sale," and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as "held for sale" will be reflected in discontinued operations. We will include in discontinued operations the operating results of hotels classified as "held for sale" or that have been sold.

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

      We are self-insured for various levels of general liability and auto, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency, as well as changes in actual experience, could cause these estimates to change.

      We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our significant contractual obligations as of December 31, 2004, including long-term debt and operating lease commitments:

                                                     Payments Due by Period
                                  ------------------------------------------------------------
Contractual obligations                         1 Year        2-3          4-5        After 5
(000s omitted)                      Total      or less       Years        Years        Years
Long-term debt                    $765,204     $ 25,719     $ 78,976     $ 53,108     $607,401
Related party leases                 7,383        1,208          300          300        5,575
Other leases                        65,283        2,744        5,279        3,845       53,415
                                  --------     --------     --------     --------     --------

Total contractual obligations     $837,870     $ 29,671     $ 84,555     $ 57,253     $666,391
                                  ========     ========     ========     ========     ========

      For 41 of 44 operating hotel properties, which excludes the Holiday Inn Emeryville, California property we sold on January 27, 2005 (as discussed above), we have entered into franchise agreements with national hotel chains that require each hotel to remit to the franchisor monthly fees equal to approximately 3.0% to 6.0% of gross room revenues, as defined. Franchise fees expensed under these contracts were $11.9 million in fiscal 2004, of which $0.5 million is included in discontinued operations. In addition, each hotel under a franchise agreement pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 4.0% of gross revenues as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of general, administrative, sales and management service expenses was $10.4 million in fiscal 2004, of which $0.4 million was included in discontinued operations. Since these franchise obligations are dependent on gross revenues and as such are variable, the amounts are not included in the above table. Interest expense obligations also are excluded from the above table.

SEASONALITY

      Our hotels have traditionally experienced slight seasonality. Additionally, hotels for the fourth quarter of 2002 reflect 14 weeks of results compared to 13 weeks for the first three quarters of the 2002 fiscal year and all of the quarters in the 2004, 2003 and 2001 fiscal years.

INFLATION

      The rate of inflation as measured by changes in the average consumer price index has not had a material effect on our revenues or operating results during the three most recent fiscal years

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to changes in interest rates primarily as the result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of December 31, 2004.

                                                                                                  THERE-                 FAIR
EXPECTED MATURITY DATE                 2005        2006        2007        2008        2009       AFTER       TOTAL      VALUE(d)

Long-Term Debt(a)
(IN MILLIONS)

$510 million First Mortgage Notes     $    -      $    -      $    -      $    -      $    -      $  499      $  499      $  561-
                                                                                                                             569

Average interest rate(b)                 8.9%        8.9%        8.9%        8.9%        8.9%        8.9%        8.9%

Other fixed-rate debt obligations     $   25      $   27      $   41      $   26      $    4      $  108      $  231      $  231

Average interest rate(b)                 9.8%        7.8%        8.4%        8.1%        8.7%        8.6%        8.5%

Other variable-rate debt obligations  $    1      $   10      $    1      $   23      $    -      $    -      $   35      $   35

Average interest rate(c)                 5.5%        5.5%        5.5%        5.5%        5.5%        5.5%        5.5%

(a) Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 31, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts, except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes issued is estimated by obtaining quotes from brokers. A one percentage point change in the quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million on the fair value, while a one percentage point change in the 8-7/8% discount rate used to calculate the fair value of our other fixed rate debt would change its fair value by approximately $11 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to the Index to Consolidated Financial Statements and the Financial Statements following such index in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

      We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of the chief executive officer and chief financial officer of our general partner, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the chief executive officer the chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

      We have no information required to be disclosed in a report on Form 8-K during the fourth quarter of the 2004 fiscal year that was not reported on such Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      We list below the members of our general partner's board of directors, and we provide certain other information about each person's age, principal occupation or employment during the past five years, the periods during which they have served as directors and positions they currently hold with our general partner.

                                 Director      Expiration
                        Age        Since         of Term     Position(s) Held with General Partner
                        ---      --------      ----------    --------------------------------------
Donald H. Dempsey        60        1999           2007       Director

Jacqueline A. Dowdy      61        1994           2005       Director and Secretary

Daniel L. Earley         62        1994           2006       Director

John Q. Hammons          86        1994           2006       Director, Chairman and Chief Executive
                                                             Officer
William J. Hart          64        1994           2005       Director

James F. Moore           62        1995           2006       Director

John E. Lopez-Ona        47        1996           2007       Director

David C. Sullivan        65        1999           2005       Director

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

      Jacqueline A. Dowdy has been the Secretary since 1982 and a director of our general partner since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer and director of several of our affiliates of the Company.

      Daniel L. Earley has been a director of our general partner since 1994. From 1985 until January 2005, Mr. Earley served as President, Chief Executive Officer and a director of First Clermont Bank, a community bank located in Milford, Ohio, which was owned by Mr. Hammons. In January 2005, that bank was sold and became a division of The Park National Bank, Milford, Ohio, where Mr. Earley remains as president.

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

      William J. Hart has been a director of our general partner since 1994. He is a member of the law firm of Husch & Eppenberger, LLC, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for us and personally for Mr. Hammons.

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

      David C. Sullivan became a director of our general partner in May 1999. He is the Chairman of Sullivan Investments, LLC, a position he has held since May, 2000. From December 1997 until May 2000, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of ResortQuest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchisor, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Operating Officer of the Hotel Division of The Promus Companies Incorporated or PCI. He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI. Mr. Sullivan serves on the board of directors of Winston Hotels, Inc.

CORPORATE GOVERNANCE AND OTHER MATTERS

      DIRECTOR INDEPENDENCE. Our general partner's board of directors has determined that five of its current directors, John E. Lopez-Ona, James F. Moore, David C. Sullivan, Donald H. Dempsey and William J. Hart, are "independent" within the meaning of the American Stock Exchange listing standards. This determination has been made based on written responses provided by each of the directors in a questionnaire regarding relationships and possible conflicts of interest. Mr. Hart and his law firm provide services to us, Mr. Hammons and certain of his affiliates. The board of directors has determined that this legal representation of Mr. Hammons and us does not impair Mr. Hart's independence because the duty of Mr. Hart and his firm as counsel to us is to us, and not to Mr. Hammons. In the event of a conflict between Mr. Hammons and us, Mr. Hart and his firm could not represent either party. In addition, the board considered Mr. Hart's fiduciary duties as a director, and his past performance on the board, and concluded that Mr. Hart had demonstrated an independence of thought and a commitment to the best interest of all stakeholders.

      SELECTION OF NOMINEES AND NOMINATIONS BY SHAREHOLDERS. In March of 2004, our general partner's board of directors established a nominating committee composed of three independent directors (as defined in the American Stock Exchange listing standards) to select nominees for election as directors. The board has adopted a nominating committee charter governing the nomination process.

      The nominating committee our general partner considers director candidates recommended by any shareholder in writing. A shareholder's written recommendation must be received by the committee in a timely manner, but no later than 90 days before the annual meeting, and contain the name of the candidate, a detailed description of his or her experience and qualifications and any other information that may assist the nominating committee in its evaluation of the candidate. The recommendation should be addressed to the Nominating Committee of the Board of Directors c/o Chief Financial Officer, John
Q. Hammons Hotels, Inc., 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

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

      In addition to recommending potential nominees to the board of our general partner, the general partner's Bylaws permit shareholders to nominate persons directly for directors if the nominations are made in a timely written notice. We must receive the notice at its principal executive offices not less than 120 days and not more than 180 days before the meeting date (if at least 130 days' notice or prior public disclosure of the annual meeting date is made). If less than 130 days' notice or public disclosure of the meeting date is given to shareholders, our general partner must receive notice not later than the close of business on the 10th day following the day on which such notice of the annual meeting date was mailed or such public disclosure was made. A shareholder's notice of nomination must include certain information (specified in Section 3.5 of our Bylaws) concerning each proposed nominee and the nominating shareholder.

      DIRECT COMMUNICATIONS WITH THE BOARD OF DIRECTORS. Our general partner's board of directors has established the following methods for shareholders to communicate directly with the board of directors or any of its members:

      -     By Mail. Letters may be addressed to the board of directors or to an
            -------
            individual board member as follows:

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

      -     By Telephone. Our general partner has established a safe and
            ------------
            confidential process for reporting, investigating and resolving employee and other third party concerns related to accounting, auditing and similar matters under the Sarbanes-Oxley Act of 2002. Its shareholders may also use this Report Line to communicate with one or more of its directors. The Report Line is operated by an independent, third party service. In the United States, the Report Line can be reached by dialing toll-free 1-888-337-7507.

      BOARD COMMITTEES. Our general partner's four standing board committees operate under charters adopted by the board of directors. Those charters are posted on our website at
HTTP://WWW.JQH.COM/INDEX.CFM/FUSEACTION/CORPORATE.DSPSUBCMS/PGID/618. In
--------------------------------------------------------------------
addition, as noted above, our general partner's board has established a Special Committee to handle all negotiations with respect to the possible merger of our general partner with an outside buyer.

      The audit committee is composed of Messrs. Moore, Dempsey and Lopez-Ona. During the fiscal year ended December 31, 2004, they met four times. The audit committee reviews the scope and results of the independent annual audit. The audit committee also reviews the scope and results of audits performed by our internal auditors. The board of directors has determined that all three members of the audit committee are "independent," as such term is defined by the American Stock Exchange listing standards. In addition, Donald H. Dempsey and John E. Lopez-Ona are both "audit committee financial experts," as defined by SEC rules. The board determined that Mr. Lopez-Ona qualifies as an audit committee financial expert on the basis of his relevant experience, and determined that he has demonstrated the required attributes of an audit committee financial expert during his five-year tenure on our audit committee. In addition to his undergraduate degree in accounting and his graduate degree
(MBA), Mr. Lopez-Ona spent five years at a Fortune 100 conglomerate conducting operation audits and ten years with large New York-based investment banks managing transactions involving large public and private companies.

      The members of the finance committee are Messrs. Earley, Dempsey, Sullivan and Mrs. Dowdy. The finance committee oversees our finance, accounting and development activities, and reviews and makes recommendations to the board concerning all real property acquisitions of $1,000,000 or more, agreements with annual obligations of $250,000 or more, financings of $1,000,000 or more, any agreement or arrangements with insiders, sales or purchases of hotels or associated properties, our annual budget and the refinancing of our bonds and bank debt. After finance committee review, board policy provides that all such corporate commitments must be reviewed and approved by the board. During the fiscal year ended December 31, 2004, the finance committee held seven meetings.

      The compensation committee establishes the compensation for our general partner's CEO and our executive officers, and also reviews employee compensation and makes recommendations to the board regarding changes in compensation. The committee administers our stock option plan and makes option grants. During the fiscal year ended December 31, 2004, the compensation committee held three meetings. The members of the compensation committee are Messrs. Hart, Moore and Sullivan. The board of directors has determined that all three members of the compensation committee are "independent," as such term is defined by the American Stock Exchange listing standards.

      The nominating committee is composed of Messrs. Hart, Moore and Sullivan. That committee selected the nominees for re-election at the 2005 annual meeting of shareholders.

      MEETINGS OF THE BOARD OF DIRECTORS AND THE SHAREHOLDERS. As a policy of our general partner's board of directors, all directors are expected to attend all board and relevant committee meetings, as well as the annual shareholder meeting of our general partner, if possible. All directors attended the 2004 annual shareholders meeting.

      During the fiscal year ended December 31, 2004, our general partner's board of directors held eleven meetings. Each director attended all board meetings, except for Mr. Lopez-Ona who attended eight of the eleven board meetings. Each director attended all meetings of each standing committee of which he or she was a member, except for Mr. Lopez-Ona, who attended three of the four audit committee meetings. All members of the Special Committee attended all 19 meetings held in 2004, except for Mr. Moore, who attended 17 of the 19 Special Committee meetings.

      CODE OF ETHICS. Our general partner has adopted a code of ethics that applies to all of its directors, officers and employees, including our chief executive officer, principal financial officer and principal accounting officer. That code of ethics is posted on our Internet website at HTTP://WWW.JQH.COM/INDEX.CFM/FUSEACTION/CORPORATE.DSPSUBCMS/PGID/618. We intend
--------------------------------------------------------------------
to post any amendments to or waivers from the code of ethics, which must be approved by our general partner's board of directors, on our Internet website at HTTP://WWW.JQH.COM/INDEX.CFM/FUSEACTION/CORPORATE.DSPSUBCMS/PGID/618. You also
--------------------------------------------------------------------
may obtain, free of charge, a copy of the code of ethics by writing to Investor Relations, John Q. Hammons Hotels, Inc., 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

MANAGEMENT

      The following is a biographical summary of the experience of the executive officers and other key officers of our general partner.

      John Q. Hammons, age 86, is the Chairman, Chief Executive Officer, a director and founder of our general partner. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed over 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

      Lou Weckstein, age 68, is President of our general partner. Prior to joining our general partner in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

      Paul E. Muellner, age 48, is Executive Vice President and Chief Financial Officer of our general partner. He has been the Chief Financial Officer of our general partner since 2000 and an Executive Vice President since 2003. From 1998 through 2000, Mr. Muellner served as our general partner's Vice President and Corporate Controller. Prior to joining our general partner in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

      Debra M. Shantz, age 41, is Senior Vice President and General Counsel of our general partner. She joined in May 1995 as general counsel. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger,
LLC), a law firm which serves as primary outside counsel for us and Mr. Hammons, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

      William A. Mead, age 51, is Regional Vice President, Eastern Region, of our general partner. He joined in that capacity in 1994 from Davidson Hotels, where he had been a general manager.

      Pat A. Shivers, age 53, has served as Senior Vice President and Corporate Controller of our general partner since 2001. Prior to that, he served as Senior Vice President of Administration and Control. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

      Steven E. Minton, age 53, has served as Senior Vice President, Architecture, of our general partner since 1993. He joined as a corporate architect in 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

      Jacqueline A. Dowdy, age 61, has been the Secretary since 1982 and a director of our general partner since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several affiliates of our general partner. We describe these affiliations under "Certain Relationships and Related Transactions."

      L. Scott Tarwater, age 56, has been Senior Vice President of Sales and Marketing of our general partner since March of 2004. He joined as Vice President of Sales and Marketing in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

      John D. Fulton, age 54, is Vice President, Interior Design, of our general partner. He joined in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

      Kent S. Foster, age 45, is Vice President, Human Resources, of our general partner. He joined in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

      William T. George, Jr., age 53, is Vice President, Capital Planning and Asset Management, of our general partner. He joined our general partner in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

ITEM 11. EXECUTIVE COMPENSATION.

CASH COMPENSATION

      The following table sets forth the salary compensation, cash bonus and certain other forms of compensation paid for services rendered in all capacities during the 2004, 2003 and 2002 fiscal years to the Chief Executive Officer of our general partner and the four other most highly compensated executive officers of our general partner serving at the end of 2004 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                              ALL OTHER               AWARDS
     NAME AND PRINCIPAL          FISCAL       ANNUAL COMPENSATION           COMPENSATION     SECURITIES UNDERLYING OPTIONS
         POSITIONS                YEAR      SALARY ($)     BONUS ($)          ($) (a)                   (#)
----------------------------     ------     ----------     ---------        ------------     -----------------------------
John Q. Hammons                   2004        370,750       225,374                -                        -
Chairman of the Board and         2003        359,000       200,130                -                   35,000 (d)
Chief Executive Officer           2002        342,500       120,000                -                        -

Louis Weckstein (b)               2004        330,381       187,625            5,125                        -
President                         2003        330,381       184,972            6,603                   20,000 (d)
                                  2002        309,131       105,600            3,338                        -

Paul E. Muellner                  2004        216,045        97,969            4,100                        -
Executive Vice President and      2003        202,545        99,078            3,088                   25,000 (d)
Chief Financial Officier          2002        177,545        79,000 (e)        3,570                        -

Debra M. Shantz                   2004        172,380        78,147            4,902                        -
Senior Vice President and         2003        166,717        72,757            3,238                   15,000 (d)
General Counsel                   2002        160,839        66,500 (f)        3,668                        -

William A. Mead (c)               2004        176,967        63,990            4,998                        -
Regional Vice President           2003        166,600        40,000            2,469                   15,000 (d)
Eastern Region                    2002        162,891        63,386            3,062                        -

(a) Matching contributions to 401(k) Plan.

(b) Salary does not include $270,000, $270,000 and $267,083 paid personally by Mr. Hammons in 2004, 2003 and 2002, respectively. Bonuses do not include $100,000 paid by Mr. Hammons for 2002 in five equal monthly installments beginning March 1, 2003. Mr. Hammons personally compensated the employee for services related to his personal enterprises.

(c) Salary does not include $65,000, $65,000 and $65,000 paid personally by Mr. Hammons, in 2004, 2003 and 2002, respectively. Mr. Hammons personally compensated the employee for services related to his personal enterprises.

(d) Comprised of options with an exercise price of $4.75 per share.

(e) Includes a special one-time bonus of $25,000 for work related to refinancing our bonds.

(f) Includes a special one-time bonus of $17,500 for work related to refinancing our bonds.

OPTION GRANTS IN LAST FISCAL YEAR

      Our general partner did not grant any stock options during 2004 to any of the named executive officers.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information concerning each exercise of stock options during 2004 by each of the named executive officers and the fiscal year-end value of unexercised options. The table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004 and the values of "in-the-money" options, which represent the positive spread between the exercise price of any such option and the fiscal year-end value of the common stock.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                      NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-THE-MONEY
                                                            UNEXERCISED OPTIONS                    OPTIONS (1)
                                                      -------------------------------   ---------------------------------
                   SHARES ACQUIRED   VALUE REALIZED
      NAME         ON EXERCISE (#)        ($)         EXERCISABLE(2)    UNEXERCISABLE   EXERCISABLE(2)      UNEXERCISABLE
----------------   ---------------   --------------   --------------    -------------   --------------      -------------
John Q. Hammons           -                -             308,750            26,250        $4,235,625          $406,875
Louis Weckstein           -                -              80,000            40,000        $1,210,000          $610,000
Paul E. Muellner          -                -              46,250            18,750        $  683,125          $290,625
Debra M. Shantz           -                -             103,750            11,250        $1,416,875          $174,375
William A. Mead           -                -              63,750            11,250        $  878,125          $174,375

(1) Calculated based upon the excess of the closing price of our Class A common stock as reported on the American Stock Exchange on December 31, 2004, over the exercise price per share of the stock options ($4.75 for the options granted in 2003, $5.15 for the options granted in 2001, $5.00 for the options granted in 2000 and $7.375 for the options granted in
      1998).

(2) All of the 1998 and 2000 options are currently exercisable, seventy-five percent of the 2001 options are currently exercisable and twenty-five percent of the 2003 options are currently exercisable.

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

EMPLOYMENT AGREEMENTS

      Our general partner entered into an employment agreement with Lou Weckstein, the President, effective September 17, 2001. Mr. Weckstein's base salary under the agreement is $300,000 per year, with such annual increases in compensation as may be determined by the compensation committee of our general partner. He also may participate in incentive or supplemental compensation plans for which he is eligible. The compensation committee of our general partner may award him a cash bonus based upon the bonus plan for our other executive officers. Either party may terminate the agreement at any time. Mr. Hammons and Mr. Weckstein also have a verbal agreement, under which Mr. Hammons has agreed to pay to Mr. Weckstein, for services he performs unrelated to our business, the difference between his annual salary from our general partner and $600,000, up to a maximum of $270,000 per year.

      Our general partner entered into an employment agreement with Paul Muellner, the Chief Financial Officer, on December 1, 2003. This agreement entitles Mr. Muellner to an annual base salary of $210,000 and other benefits generally available to our general partner's executive officers, including participation in incentive or supplemental compensation plans for which he is eligible. The compensation committee of our general partner may award him a cash bonus based upon the bonus plan for our other executive officers and stock options pursuant to our general partner's 1994 Stock Option Plan. In the event Mr. Muellner is terminated without cause or there is a change-in-control of our general partner, our general partner will continue to pay his base salary and COBRA payments for a period of one year, in addition to an annual bonus award pursuant to the executive bonus plan. Either party may terminate the agreement at any time.

      Our general partner entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995, and amended on October 31, 1997 and November 1, 2001. Under the agreement, Ms. Shantz's annual base salary is $155,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by the compensation committee of our general partner. The agreement runs until May 1, 2005, and renews automatically thereafter from year to year, unless she or our general partner terminates her employment at the end of the renewal term by giving not less than six months prior written notice. If our general partner terminates Ms. Shantz's employment without cause, she receives two years of her base salary and any vested deferred compensation, as well as six months of benefits under our general partner's benefit plans. In the event there is a change-in-control of our general partner, Ms. Shantz may terminate the agreement, and the Company will pay her 12 times her monthly salary and an amount equal to her bonus for the prior fiscal year.

      Our general partner entered into an employment agreement with William A. Mead, one of our general partner regional vice-presidents, as of January 25, 2000, that became effective on April 1, 2000. Mr. Mead's annual base salary under the agreement is $160,000, plus a guaranteed bonus of at least $40,000 each year. He also may participate in available savings, retirement and other benefit plans. This agreement expires on March 31, 2005. In addition, as of January 27, 2000, Mr. Hammons and Mr. Mead entered into an agreement that provides that in exchange for Mr. Mead's services in selecting markets for various hotel projects for Mr. Hammons personally, Mr. Hammons will pay Mr. Mead an additional $65,000 per year, in equal monthly installments, during the term of his employment agreement with our general partner. That agreement also became effective on April 1, 2000, and provides that Mr. Mead will have the opportunity to acquire a 25% interest in up to three Residence Inn hotel projects, with a substantial portion of Mr. Mead's investment to be financed.

DIRECTOR COMPENSATION

      For 2004, each non-employee director of our general partner received:

      - $1,000 for each regular board meeting attended and $500 for each regular committee meeting of a standing committee attended ($750 per meeting for the committee chair),

      -     $1,000 for each meeting of the Special Committee attended,

      - a cash payment of $10,000 (other than Mr. Earley, who declined the cash payment),

      - 1,087 shares of Class A common stock with a fair market value equal to $10,000 on the date of payment, (other than Mr. Earley, who declined the share grant), and

      - an option to purchase 10,000 shares of our general partner's Class A common stock at a per share exercise price of $9.20, exercisable in four equal annual installments, beginning May 12, 2005, and expiring May 12, 2014.

      The stock and options were issued pursuant to the 1999 Non-Employee Director Stock and Stock Option Plan. Employee directors are not compensated for their services as directors or committee members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, one of our directors, have formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to our business.

      Mr. Hammons controls us through his control our, the sole general partner. His equity interest in our general partner and us (based on his beneficial ownership of 269,100 shares of Class A common stock, all 294,100 shares of Class B common stock and all 16,043,900 limited partnership units, or the LP Units) is 79%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Partnership, and our general partner, which conflicts may be resolved in favor of Mr. Hammons.

      Holders of LP Units have the right to require the redemption of their LP Units. This redemption right will be satisfied, at the sole option of our general partner, by the payment of the then cash equivalent thereof or by the issuance of shares of Class A common stock on a one-for-one basis. Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires us to redeem LP Units, our general partner's non-employee directors would decide, consistent with their fiduciary duties as to the best interests of our general partner, whether to redeem the LP Units for cash or for shares of Class A common stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed us that he has no current plan to require the Partnership to redeem his LP Units.

      During 2004, we provided management services to fifteen hotels we do not own (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Management fees of 3% to 4% of gross revenues were paid to our general partner by the Managed Hotels in the aggregate amount of $3,323,505 in the fiscal year ended December 31, 2004. In addition to the management fees paid by the Managed Hotels to us in that year, the Managed Hotels reimbursed our general partner for a portion of the salaries it paid to its regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $71,452 in the fiscal year ended December 31, 2004. The Management Contracts have 20-year terms and automatically extend for four periods of five years, unless otherwise canceled.

      We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. During fiscal year 2004, 2003, 2002 and 2001, we paid approximately $805,300, $327,800, $326,000, and
$487,000, respectively, of additional costs in accordance with the management contract. These costs will be amortized over a five-year contract period. Amortization for these costs commence upon the opening of the hotels.

      We hold an option from Mr. Hammons or persons or entities controlled by him to purchase the Managed Hotels, until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the Managed Hotel as determined by an appraisal firm of national standing. One hotel we own and four Managed Hotels are located in Springfield, Missouri. These hotels potentially compete with one another for customers. We believe that these hotels do not significantly compete with one another due to their respective locations and attributes.

      Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc., or WHI. All of the hotels we own or manage have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the hotels we own were approximately $1,651,000, of which approximately $109,000 is from discontinued operations, in the fiscal year ended December 31, 2004. The fee may increase if the number of hotels for which WHI performs accounting and administrative services drops below 55 hotels. The existing accounting service agreement expires in June 2005.

      We lease space in the John Q. Hammons Building for our headquarters from a Missouri company, of which Mr. Hammons owns 50% and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the secretary and a director, who is a 9.5% owner. Pursuant to four lease agreements, expiring December 31, 2004, we paid monthly rental payments of approximately $22,450 in 2004. We made aggregate annual lease payments to that Missouri company of approximately $269,400 in 2004. On December 14, 2004, we extended our lease for a one-year extension, under which we will pay monthly rental payments of approximately $24,000, aggregating $288,000 in 2005.

      We also lease the real estate for the Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent is based on the greater of a percentage of adjusted gross revenues from room sales and food and beverage sales on the property or $150,000. Rent expense was approximately $233,100 in 2004. The lease term is 50 years, with an option to renew for an additional 10 years. We also have an option to purchase the land after March 1, 2018, at the greater of $3,000,000 or the current appraised value.

      To supplement our self-insurance programs, we provide property, auto, commercial liability, workers' compensation and medical insurance to the hotels, including hotels we own and Mr. Hammons, under blanket commercial policies we purchase. In addition, we provide umbrella and crime insurance to all such hotels under blanket commercial policies we purchase. Generally, we allocate expenses to each hotel (including those owned by

Mr. Hammons) based upon factors similar to those used by the insurance provider to compute the aggregate group policy expense.

      Certain of our employees provide some administrative and other services for Mr. Hammons' outside business interests. Management does not believe that, historically, the amount of such services has been material, but has implemented a cost-allocation system in 2002. Pursuant to the cost-allocation system, Mr. Hammons pays us 30% of all costs related to such services as well as the internal development costs discussed above, and maintains a deposit with us, which was $54,847 as of December 31, 2004, to cover these expenses.

      Mr. Hammons also owns trade centers adjacent to two of the Owned Hotels (the "JQH Trade Centers"). We lease the convention space located in Portland, Oregon, from Mr. Hammons on a month to month basis at a fee of $25,000 per month. With respect to the other JQH Trade Center, located in Joplin, MO, we make nominal annual lease payments to Mr. Hammons pursuant to a lease expiring in 2014. We have assumed responsibility for all operating expenses of the JQH Trade Centers.

      Mr. Hammons owns parcels of undeveloped land throughout the United States. Although there are no current plans to do so, we may purchase or lease one or more of these parcels in the future in order to develop hotels. Since Mr. Hammons controls our general partner, such transactions would not be arms-length transactions but will be subject to restrictions contained in the indentures relating to the Partnership's outstanding mortgage notes due in 2012.

      Our general partner receives no management fee or similar compensation in connection with its management of us. We pay the following remuneration to our general partner: (i) distributions, if any, in respect of its equity interest in us; and (ii) reimbursement for all direct and indirect costs and expenses it incurs for or on our behalf and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, us.

      Mr. Hammons has a written agreement with William A. Mead, one of our regional vice presidents, to pay Mr. Mead $65,000 per year for five years, ending March 31, 2005, in exchange for services he provides unrelated to our business, and to allow Mr. Mead to invest in 25% of up to three proposed new hotels. Mr. Hammons also has a verbal agreement with Lou Weckstein, our president, to supplement Mr. Weckstein's salary from our general partner by up to $270,000 per year during his employment for services he provides unrelated to our business. We describe these arrangements in more detail under the caption "Employment Agreements" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Deloitte & Touche LLP was our independent auditor for 2004 and 2003. A summary of the fees Deloitte & Touche LLP billed us for fiscal 2004 and fiscal 2003 follows:

                         Nature of Service                       2004       2003
                         -----------------                     --------   ---------
Audit Fees (a)..............................................   $ 346,392  $ 290,068
Audit-Related Fees (b)......................................   $  59,522  $  91,910
Tax Fees (c)................................................   $  44,500  $       -

(a) The "Audit Fees" represent fees for professional services for the audit of our annual financial statements, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory fees. Our general partner's audit committee pre-approved 100% of the "Audit Fees" in 2004 and 2003.

(b) The "Audit-Related Fees" consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services included Sarbanes-Oxley Act services, audit of our 401(k) Plan and the audit of other financial elements of individual hotels. Our general partner's audit committee pre-approved 100% of the "Audit - Related Fees" in 2004 and 2003.

(c) The "Tax Fees" include fees for professional services for tax advice and planning. Our general partner's audit committee pre-approved 100% of the "Tax Fees" in 2004.

      Our general partner's audit committee determined that the provision of the services described above is compatible with maintaining the independence of Deloitte & Touche LLP.

      The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The audit committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. Any service that is not included in the approved list of services must be separately pre-approved by the audit committee. In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the audit committee chair. Also, all permissible non-audit services must be separately pre-approved by the audit committee chair if the aggregate fees for such services exceed 5% of the total fees paid to the independent auditor for the current fiscal year.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

      The audit committee of our general partner's board of directors serves as the representative of the board for general oversight of financial accounting and reporting process, system of internal control and audit process. The audit committee operates under a written charter which was adopted by the board of directors and is available on our website. Our management has primary responsibility for preparing our financial statements and our financial reporting process. Our independent accountants, Deloitte & Touche LLP, are responsible for expressing an opinion on the conformity of our financial statements to accounting principles generally accepted in the United States.

      In this context, the audit committee reports as follows:

      1. The audit committee has reviewed and discussed the audited financial statements with Deloitte & Touche LLP and Company management.

      2. The audit committee has discussed with the independent accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standard, AU 380), and SAS 99 (Consideration of Fraud in a Financial Statement Audit).

      3. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standards No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountants the independent accountants' independence.

      4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the audit committee recommended to the board of directors, and the board has approved, that the audited financial statements be included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission.

      Each of the members of the audit committee is independent as defined under the listing standards of the American Stock Exchange.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

15(a) FINANCIAL STATEMENTS (immediately following Item 15)

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at Fiscal 2004 and 2003 Year-Ends

      Consolidated Statements of Operations for the 2004, 2003, and 2002 Fiscal Years Ended

      Consolidated Statements of Changes In Refundable Equity and Equity (Deficit) for the 2004, 2003, and 2002 Fiscal Years Ended

      Consolidated Statements of Cash Flows for the 2004, 2003, and 2002 Fiscal Years Ended

      Notes to Consolidated Financial Statements

15(b) EXHIBITS

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

      10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou
            Weckstein dated as of September 17, 2001

      10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and
            William A. Mead dated as of January 25, 2000

      10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000

      10.7d Employment Agreement between John Q. Hammons Hotels, Inc. and Paul
            E. Muellner dated as of December 1, 2003

      10.14 1994 Employee Stock Option Plan

      10.15 1999 Non-Employee Director Stock and Stock Option Plan

15(c) FINANCIAL STATEMENT SCHEDULES

            All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of John Q. Hammons Hotels, L.P.

We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, L.P. (Note 1) as of December 31, 2004 and January 2, 2004, and the related consolidated statements of operations, changes in refundable equity and equity (deficit) and cash flows for the years ended December 31, 2004, January 2, 2004 and January 3, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Partnership as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004, January 2, 2004 and January 3, 2003, in conformity with accounting principles generally accepted in the United States of America.

March 25, 2005

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JANUARY 2, 2004
(000's OMITTED)

                                                                 DECEMBER 31,   JANUARY 2,
                                                                    2004          2004
ASSETS

CASH AND EQUIVALENTS                                             $    41,044    $   23,790

RESTRICTED CASH                                                       10,206         1,268

MARKETABLE SECURITIES                                                 22,332        15,711

RECEIVABLES:
  Trade, less allowance for doubtful accounts
    of $231 in 2004 and 2003                                           7,250         7,214
  Other                                                                  277           251
  Management fees -- related party                                       265           223

INVENTORIES                                                            1,091         1,067

PREPAID EXPENSES AND OTHER                                             4,343         4,498

ASSETS HELD FOR SALE                                                   4,300             -
                                                                 -----------    ----------
           Total current assets                                       91,108        54,022
                                                                 -----------    ----------

PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                               60,553        62,779
  Buildings and improvements                                         717,870       742,807
  Furniture, fixtures and equipment                                  342,214       338,833
  Construction in progress                                                 -            75
                                                                 -----------    ----------
                                                                   1,120,637     1,144,494

  Less:  accumulated depreciation and amortization                  (436,196)     (418,509)
                                                                 -----------    ----------
                                                                     684,441       725,985
                                                                 -----------    ----------

DEFERRED FINANCING COSTS, FRANCHISE FEES AND
  OTHER, net, including $20,376 and $20,453 of restricted cash
  in 2004 and 2003, respectively                                      40,950        42,176
                                                                 -----------    ----------
TOTAL ASSETS                                                     $   816,499    $  822,183
                                                                 ===========    ==========

                                                                     (Continued)

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JANUARY 2, 2004
(000's OMITTED)

                                                  DECEMBER 31,   JANUARY 2,
                                                     2004          2004
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt                 $  25,719    $   7,423
  Accounts payable                                      8,172        5,028
  Accrued expenses:
    Payroll and related benefits                        9,601        7,776
    Sales and property taxes                           12,053       12,077
    Insurance                                           2,789        2,646
    Interest                                            6,106        6,218
    Utilities, franchise fees and other                10,115        7,298
                                                    ---------    ---------
           Total current liabilities                   74,555       48,466

LONG-TERM DEBT                                        739,485      773,649

OTHER OBLIGATIONS                                       3,328        2,529
                                                    ---------    ---------
           Total liabilities                          817,368      824,644
                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

REFUNDABLE EQUITY                                         655            -
                                                    ---------    ---------

PARTNERS' DEFICIT:
  Contributed capital                                  96,844       96,458
  Partners' and other deficits, net                   (98,327)     (98,942)
  Accumulated other comprehensive income (loss)           (41)          23
                                                    ---------    ---------
           Total partners' deficit                     (1,524)      (2,461)
                                                    ---------    ---------
TOTAL LIABILITIES AND PARTNERS' DEFICIT             $ 816,499    $ 822,183
                                                    =========    =========

                                                                     (Concluded)

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003
(000's OMITTED)

                                                                         FISCAL YEAR ENDED
                                                                ------------------------------------
                                                                   2004         2003        2002
REVENUES:
  Rooms                                                         $ 266,800    $ 256,564    $ 258,068
  Food and beverage                                               112,389      108,315      112,072
  Meeting room rental, related party management fee and other      51,591       48,596       50,181
                                                                ---------    ---------    ---------
           Total revenues                                         430,780      413,475      420,321
                                                                ---------    ---------    ---------
OPERATING EXPENSES:
  Direct operating costs and expenses:
    Rooms                                                          66,712       64,096       65,321
    Food and beverage                                              84,178       82,524       86,329
    Other                                                           2,145        2,584        3,037
  General, administrative, sales and management
    service expenses                                              139,902      130,980      130,571
  Repairs and maintenance                                          18,193       17,430       17,478
  Asset impairment                                                      -        9,700            -
  Depreciation and amortization                                    49,519       49,783       52,106
                                                                ---------    ---------    ---------
           Total operating expenses                               360,649      357,097      354,842
                                                                ---------    ---------    ---------
INCOME FROM OPERATIONS                                             70,131       56,378       65,479
OTHER (INCOME) EXPENSES:
  Other income                                                       (193)        (175)           -
  Interest expense and amortization of deferred financing
    fees, net of $788, $546 and $907 of interest
    income in 2004, 2003 and 2002, respectively                    65,498       67,522       69,323
  Extinguishment of debt costs                                        144          774        7,411
                                                                ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            4,682      (11,743)     (11,255)
  Income (loss) from discontinued operations                       (5,150)      (1,027)         392
                                                                ---------    ---------    ---------
NET LOSS                                                        $    (468)   $ (12,770)   $ (10,863)
                                                                =========    =========    =========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN REFUNDABLE EQUITY AND EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004, AND JANUARY 3, 2003
(000's omitted)

                                                                                                               PARTNER'S AND
                                                                                     CONTRIBUTED CAPITAL   OTHER EQUITY (DEFICIT)
                                                       COMPREHENSIVE                --------------------   ----------------------
                                                          INCOME       REFUNDABLE    GENERAL    LIMITED     GENERAL      LIMITED
                                                          (LOSS)         EQUITY      PARTNER    PARTNERS    PARTNER     PARTNERS
                                                       -------------   ----------   ---------   --------   ----------   ---------
BALANCE, at December 28, 2001                                            $   -      $ 96,436       $ -     $ (89,241)   $ 14,111

  Distributions                                                              -             -         -          (150)          -
  Issuance of general partner's treasury
    stock                                                                    -            16         -            34           -
  Net loss                                                $(10,863)          -             -         -        (2,611)     (8,252)
  Unrealizable appreciation on marketable securities            55           -             -         -             -           -
                                                          --------       -----      --------       ---     ---------    --------
  Comprehensive loss                                      $(10,808)
                                                          ========
BALANCE, at January 3, 2003                                                  -        96,452         -       (91,968)      5,859

  Distributions                                                              -             -         -          (150)          -
  Issuance of general partner's treasury
    stock                                                                    -             6         -            87           -
  Net loss                                                $(12,770)          -             -         -        (6,911)     (5,859)
  Unrealized depreciation on marketable securities             (32)          -             -         -             -           -
                                                          --------       -----      --------       ---     ---------    --------
  Comprehensive loss                                      $(12,802)
                                                          ========
BALANCE, at January 2, 2004                                                  -        96,458         -       (98,942)          -

  Distributions                                                              -             -         -          (177)          -
  Issuance of general partner's treasury
    stock                                                                    -           386         -         1,260           -
  Refundable equity contribution                                           655             -         -             -           -
  Net loss                                                $   (468)          -             -         -          (468)          -
  Unrealized depreciation on marketable securities             (64)          -             -         -             -           -
                                                          --------       -----      --------       ---     ---------    --------
  Comprehensive loss                                      $   (532)
                                                          ========
BALANCE, at December 31, 2004                                            $ 655      $ 96,844       $ -     $ (98,327)   $      -
                                                                         =====      ========       ===     =========    ========

                                                       ACCUMULATED
                                                          OTHER
                                                       COMPREHENSIVE
                                                       INCOME (LOSS)   TOTAL
                                                       -------------  --------
BALANCE, at December 28, 2001                              $   -      $ 21,306

  Distributions                                                -          (150)
  Issuance of general partner's treasury
    stock                                                      -            50
  Net loss                                                     -       (10,863)
  Unrealizable appreciation on marketable securities          55            55
                                                           -----      --------
  Comprehensive loss

BALANCE, at January 3, 2003                                   55        10,398

  Distributions                                                -          (150)
  Issuance of general partner's treasury
    stock                                                      -            93
  Net loss                                                     -       (12,770)
  Unrealized depreciation on marketable securities           (32)          (32)
                                                           -----      --------
  Comprehensive loss

BALANCE, at January 2, 2004                                   23        (2,461)

  Distributions                                                -          (177)
  Issuance of general partner's treasury
    stock                                                      -         1,646
  Refundable equity contribution                               -             -
  Net loss                                                     -          (468)
  Unrealized depreciation on marketable securities           (64)          (64)
                                                           -----      --------
  Comprehensive loss

BALANCE, at December 31, 2004                              $ (41)     $ (1,524)
                                                           =====      ========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003
(000's omitted)

                                                                                            FISCAL YEAR
                                                                                -----------------------------------
                                                                                   2004         2003         2002
                                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $    (468)   $ (12,770)   $ (10,863)
  Adjustments to reconcile net loss to cash provided by operating activities:
    Depreciation, amortization and loan cost amortization                          52,936       53,559       56,214
    Loss on sale of property and equipment                                            390            -            -
    Asset impairment (included in discontinued operations for 2004)                 4,619        9,700            -
    Extinguishment of debt costs                                                      144          774        7,411
    Non-cash director compensation                                                     50           50           50
  Changes in certain assets and liabilities:
    Restricted cash                                                                   247         (165)        (221)
    Receivables                                                                      (173)       1,939        2,116
    Inventories                                                                       (32)          84          137
    Prepaid expenses and other                                                        155        1,386       (2,438)
    Accounts payable                                                                3,144          (13)        (585)
    Accrued expenses                                                                4,649          267       (3,698)
    Other obligations                                                                 799           86          104
                                                                                ---------    ---------    ---------

           Net cash provided by operating activities                               66,460       54,897       48,227
                                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                             (30,259)     (18,372)     (28,618)
  Proceeds from the sale of property and equipment                                 12,218            -            -
  Franchise fees, restricted cash and other                                       (10,031)      (5,712)      (4,335)
  Purchase of marketable securities                                                (6,685)      (3,262)      (1,410)
                                                                                ---------    ---------    ---------

           Net cash used in investing activities                                  (34,757)     (27,346)     (34,363)
                                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                              -          328      510,000
  Proceeds from issuance of general partner's treasury stock                        1,596           43            -
  Repayments of debt                                                              (15,868)     (25,598)    (516,385)
  Debt offering costs                                                                   -            -      (13,782)
  Debt redemption costs                                                                 -         (158)      (4,071)
  Distributions to partners                                                          (177)        (150)        (150)
                                                                                ---------    ---------    ---------

           Net cash used in financing activities                                  (14,449)     (25,535)     (24,388)
                                                                                ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    17,254        2,016      (10,524)

CASH AND EQUIVALENTS, Beginning of period                                          23,790       21,774       32,298
                                                                                ---------    ---------    ---------

CASH AND EQUIVALENTS, End of period                                             $  41,044    $  23,790    $  21,774
                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        $  66,380    $  68,254    $  75,696
                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Unrealized (depreciation) appreciation of marketable securities               $     (64)   $     (32)   $      55
                                                                                =========    =========    =========

  Exchange of land parcels                                                      $       -    $   2,586    $       -
                                                                                =========    =========    =========

  Financing costs funded by limited partners                                    $     655    $       -    $       -
                                                                                =========    =========    =========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003 (DOLLARS IN THOUSANDS)

1.    BASIS OF PRESENTATION

      ENTITY MATTERS -- The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, L.P. (the "Partnership") and its wholly owned subsidiaries, John Q. Hammons Hotels Finance Corporation III, a corporation with nominal assets and no operations; the catering corporations, which consist of separate corporations for each hotel location chartered to own the respective food and liquor licenses as well as operate the related food and beverage facilities; and certain wholly owned subsidiaries, which consist of certain hotel operations. As of December 31, 2004 the Partnership owned 45 hotels, and as of January 2, 2004 and January 3, 2003 the Partnership owned 47 hotels, of which 28 in fiscal year 2004 and 30 in fiscal years 2003 and 2002 operated under the Holiday Inn and Embassy Suites Hotels trade names. The Partnership's hotels are located in 20 states throughout the United States of America.

      The Partnership sold two Holiday Inn hotels located in Bakersfield, California and Northglenn, Colorado during fiscal year 2004 (Note 8). In addition, the Partnership sold the Holiday Inn located in Emeryville, California subsequent to year end (Notes 7 and 10). These three hotels are included as discontinued operations in the accompanying consolidated financial statements with the Emeryville, California property reported as held for sale as of December 31, 2004.

      In conjunction with a public offering of debt securities in February 1994 and a public offering of equity securities in November 1994 by John Q. Hammons Hotels, Inc., J.Q.H. Hotels, L.P., which owned and operated 10 hotel properties, obtained through transfers or contributions from Mr. John Q. Hammons ("Mr. Hammons") or enterprises which he controlled, 21 additional operating hotel properties, equity interests in two hotels under construction, the stock of the catering corporations and management contracts relating to all of Mr. Hammons' hotels. Upon consummation of these transactions, J.Q.H. Hotels, L.P. changed its name to John Q. Hammons Hotels, L.P. and the allocation of income or loss was modified from 1% to its general partner and 99% to its limited partners to 10% and 90%, respectively, upon completion of the public debt offering and to 28.31% to its general partner and 71.69% to its limited partners upon completion of the public equity offering. Since that time, the Partnership has redeemed approximately 955,000 Partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as required by the partnership agreement. Accordingly, the allocation percentages changed to approximately 24% in 2004, 2003 and 2002 for the general partner and approximately 76% in 2004, 2003 and 2002 for the limited partners. During fiscal year 2003, losses otherwise allowable to the limited partners of $9,698 were limited to $5,859 as the allocation of additional losses would have exceeded our limited partners' cumulative net investment in the Partnership. During fiscal year 2004, additional losses of $355 otherwise allocable to the limited partners were recognized by the general partner, resulting in cumulative losses of $4,194 recognized by the general partner otherwise allocable to the limited partners as of December 31, 2004. The general partner must recapture the total losses from future earnings of the Partnership before any earnings will be allocated to the limited partners.

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

      During 2004 and subsequent to December 31, 2004, the Partnership has received certain merger and sales offers and has negotiated with certain parties regarding a potential sale or merger of the Partnership.

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

            In the event the Partnership has taxable income, distributions are to be made to the partners in an aggregate amount equal to the amount that the Partnership would have paid for income taxes had it been a C-Corporation during the applicable period. Aggregate tax distributions will first be allocated to the general partner, if applicable, with the remainder allocated to the limited partners. There were no distributions to the limited partners for taxes for the fiscal years ended 2004, 2003 and 2002.

            In 1998 and 1999, the Board of Directors of John Q. Hammons Hotels, Inc. authorized the purchase of up to $3.0 million of its stock during each of the fiscal years 2000 and 1999. No stock repurchase program was approved since 2002. For financial reporting purposes, advances by the partnership to its general partner to purchase stock are reflected as a reduction of equity in the consolidated balance sheets and statements of changes in refundable equity and equity (deficit), in the event applicable for the periods presented.

            Additional Capital Contributions -- In the event proceeds from the sale of the 30 hotel properties (or applicable replacement collateral) which secure the $510 million First Mortgage Notes ("2002 First Mortgage Notes") (Note 5) are insufficient to satisfy amounts due on the 2002 First Mortgage Notes, Mr. Hammons and Hammons, Inc. are severally obligated to contribute up $195 million to satisfy amounts due, if any. In addition, with respect to the original 11 hotel properties contributed by Mr. Hammons concurrent with the public equity offering, Mr. Hammons is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

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

      RESTRICTED CASH -- Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. As of December 31, 2004, restricted cash also included $4,170 from the sale proceeds from Northglenn, Colorado, which was used to provide replacement collateral subsequent to year end, and included $5,015 of restricted cash required under the St. Augustine, Florida property's debt agreement, which was paid in full subsequent to year end (Note 10).

      MARKETABLE SECURITIES -- Marketable securities consist of investments which mature or will be available for use in operations in 2005. These securities are valued at current market value as determined by published market quotes. Realized gains and losses for the fiscal years ended 2004, 2003 and 2002, determined using the specific identification method, were nominal. Unrealized holding losses of $41 as of December 31, 2004, and unrealized holding gains of $23 as of January 2, 2004 are included as a separate component of partners' equity (deficit) until realized.

      The following summarizes the types of marketable securities owned by the Partnership and their respective carrying value, gross unrealized gains and losses and fair market value:

                                        DECEMBER 31, 2004
                        CARRYING         GROSS UNREALIZED       FAIR MARKET
                         VALUE        GAINS          LOSSES        VALUE
Commercial paper        $ 14,347     $     13      $      -      $ 14,360
Government agencies        5,977            4           (35)        5,946
Corporate bonds            2,049            -           (23)        2,026
                        --------     --------      --------      --------

                        $ 22,373     $     17      $    (58)     $ 22,332
                        ========     ========      ========      ========

                                   JANUARY 2, 2004
                     CARRYING      GROSS UNREALIZED     FAIR MARKET
                      VALUE       GAINS        LOSSES     VALUE
Commercial paper     $12,110     $     -         $ -     $12,110
Corporate bonds        3,578          23           -       3,601
                     -------     -------         ---     -------

                     $15,688     $    23         $ -     $15,711
                     =======     =======         ===     =======

      As of December 31, 2004, the marketable securities are scheduled to mature as follows:

                       CARRYING    FAIR MARKET
FISCAL YEAR ENDING       Value        Value
2005                    $17,336     $17,342
2006                      5,037       4,990
                        -------     -------

                        $22,373     $22,332
                        =======     =======

      The Partnership expects actual maturities to differ from scheduled maturities because borrowers have the right to call or prepay certain obligations.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                             ADDITIONS
                                BALANCE,     CHARGED TO                 BALANCE,
                              BEGINNING OF   COSTS AND                   END OF
                                PERIOD        EXPENSES    DEDUCTIONS     PERIOD
Year ended December 31, 2004       $ 231       $ 311       $(311)       $ 231
Year ended January 2, 2004           231         244        (244)         231
Year ended January 3, 2003           231         575        (575)         231

      ASSETS HELD FOR SALE -- The Partnership considers each individual hotel to be an identifiable component of its business. In accordance with Statement of Financial Accounting Standard ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership does not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. The Partnership considers a hotel as "held for sale" once the potential transaction has been approved by the board of directors (i.e., letter of intent is approved) of its general partner, a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and the Partnership has received a deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, the Partnership does not consider a sale to be probable.

      The Partnership does not depreciate hotel assets while classified as "held for sale." Upon designation of a hotel as being "held for sale," and quarterly thereafter, the Partnership reviews the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with SFAS
      144. Any such adjustment in the carrying value of a hotel classified as "held for sale" will be reflected in discontinued operations. The Partnership includes in discontinued operations the operating results of hotels classified as "held for sale" or that have been sold.

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

      The components of deferred financing costs, franchise fees and other are summarized as follows:

                                 DECEMBER 31,   JANUARY 2,
                                    2004           2004
Deferred financing costs           $ 17,386      $ 17,152
Franchise fees                        5,260         5,251
Management contract costs             3,401         2,596
                                   --------      --------

                                     26,047        24,999

Less: Accumulated amortization       (9,164)       (7,044)
                                   --------      --------

                                     16,883        17,955

Deposits                              3,283         3,342
Restricted cash deposits             20,376        20,453
Other, net                              408           426
                                   --------      --------

                                   $ 40,950      $ 42,176
                                   ========      ========

      PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method, while all other property is depreciated using both straight-line and accelerated methods. Depreciation expense was $48,495, $50,997 and $53,509 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $1,475, $1,908 and $2,068, respectively, is included in discontinued operations. The estimated useful lives of the assets are summarized as follows:

                                                   LIVES IN YEARS
Land improvements                                     10 to 25
New buildings and improvements                        10 to 40
Purchased buildings                                         25
Furniture, fixtures and equipment                      3 to 10

      Construction in progress includes refurbishment costs of certain hotel developments at January 2, 2004.

      The Partnership periodically reviews the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows. During fiscal year 2003, the Partnership recognized impairment charges of $9,700 related to its St. Augustine, Florida property. The impairment reserves were based on fair market values derived from independent third party valuations.

      During fiscal year 2004, the Partnership recorded impairment charges of $4,619, which is included in discontinued operations, related to its decision to sell the two properties (Note 8). The impairment reserves were based on fair market values derived from third party offers to purchase the hotels' property and equipment.

      Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. No interest costs were capitalized during the fiscal years ended 2004, 2003 and 2002. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

      The Partnership leases various parcels of land on which the Partnership has either constructed a hotel property or constructed certain auxiliary facilities for the hotel to facilitate the property's operations. As of December 31, 2004 and January 2, 2004, land for one operating hotel property was leased by the Partnership from a related party over a long-term lease (Note 3). Rent expense for all land leases was $1,809, $1,437 and $1,545 for the fiscal years ended 2004, 2003 and 2002, respectively.

      PAR OPERATING EQUIPMENT -- The Partnership's initial expenditures for the purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five-year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

      ADVERTISING -- The Partnership expenses the cost of advertising associated with operating hotels as incurred. Advertising expense for the fiscal years ended 2004, 2003 and 2002 was approximately $38,599, $35,289 and $34,179, respectively, of which, $1,616, $1,594 and $1,452, respectively, is included in discontinued operations.

      PENSIONS AND OTHER BENEFITS -- The Partnership contractually provides retirement benefits for certain union employees at two of its hotel properties under a union-sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $105, $96 and $97 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $38, $36 and $39, respectively, is included in discontinued operations.

      The Partnership maintains an employee savings plan (a 401(k) plan) and matches a percentage of an employee's contributions. The Partnership's matching contributions are funded currently. The costs of the matching program and administrative costs charged to operations were approximately $1,116, $812 and $760 for the fiscal years ended 2004, 2003 and 2002, respectively, of which, $45, $35 and $24, respectively, is included in discontinued operations.

      The Partnership does not offer any other post-employment or post-retirement benefits to its employees.

      SELF-INSURANCE -- The Partnership became self-insured for medical coverage effective January 1999. Effective October 1, 2002, the Partnership became self-insured for workers' compensation, general liability and auto claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change (see Note 3).

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

      USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FISCAL YEAR -- The Partnership's fiscal year ends on the Friday nearest December 31, which includes 52 weeks in 2004 and 2003, and 53 weeks in fiscal year 2002.

      The periods ended in the accompanying consolidated financial statements are summarized as follows:

FISCAL YEAR ENDED        FISCAL YEAR END
      2004              December 31, 2004
      2003                January 2, 2004
      2002                January 3, 2003

      SEGMENTS -- The Partnership operates in one reportable segment, hospitality services.

      RECLASSIFICATIONS -- Certain prior years' amounts have been reclassified to conform to the current year presentation.

      ACCOUNTING PRONOUNCEMENTS -- In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The Partnership does not have any variable interest entities and therefore, FIN 46R did not impact the accompanying consolidated financial statements.

      In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the Partnership's third quarter of fiscal 2005, and affect the compensation expense related to the general partner's stock options recorded in the accompanying consolidated financial statements. As of December 31, 2004, SFAS 123R did not impact the accompanying consolidated financial statements.

3.    RELATED PARTY TRANSACTIONS

      HOTEL MANAGEMENT FEES -- In addition to managing the hotel properties included in the accompanying consolidated financial statements, the Partnership provides similar services for other hotel properties owned or controlled by Mr. Hammons, which included 14, 12 and 9 properties at December 31, 2004, January 2, 2004 and January 3, 2003, respectively. A management fee of approximately 3% to 4% of gross revenues (as defined) is paid to the Partnership by these hotels, which aggregated approximately, $3,324, $2,572 and $2,150 for the fiscal years ended 2004, 2003 and 2002, respectively.

      ACCOUNTING AND ADMINISTRATIVE SERVICES -- The hotels have contracted for accounting and other administrative services with Winegardner & Hammons, Inc. ("WHI"), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in general, administrative, sales and management services expenses, were approximately $1,651, $1,615 and

      $1,572 for the fiscal years ended 2004, 2003 and 2002, respectively, of which, $109, $107 and $104, respectively, is included in discontinued operations.

      In 2002, the Partnership negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2005. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

      INSURANCE COVERAGE -- To supplement the Partnership's self-insurance programs, property, auto, commercial liability, workers' compensation and medical insurance is provided to the hotel properties under blanket commercial policies purchased by the John Q. Hammons Hotels, Inc., covering hotel properties owned by the Partnership or Mr. Hammons. In addition, the Partnership's umbrella and crime insurance is provided to the hotel properties under blanket commercial policies purchased by the Partnership covering hotel properties owned by the Partnership and Mr. Hammons or managed by WHI. Generally, expenses allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy expense. Insurance expense for the properties included in operating expenses was approximately $13,027, $13,284 and $13,281 for the fiscal years ended 2004, 2003 and
      2002, respectively, of which $517, $740 and $868, respectively, is included in discontinued operations. Management considers these allocations to be reasonable.

      ALLOCATION OF COMMON COSTS -- The Partnership incurs certain hotel management expenses incidental to the operations of all hotels beneficially owned or controlled by Mr. Hammons. These costs principally include the compensation and related benefits of certain senior hotel executives and certain marketing managers. These costs were allocated by the Partnership to hotels not included in the accompanying consolidated statements, based on the respective number of rooms of all hotels owned or controlled by Mr. Hammons. Effective 2004, the agreement between the Partnership and Mr. Hammons was clarified to exclude compensation and related benefits of certain senior hotel executives and approximately $340 was refunded by the Partnership to Mr. Hammons. These allocated costs approximated $71, $365 and $370 for the fiscal years ended 2004, 2003 and 2002, respectively. Management considers these allocations to be reasonable.

      Mr. Hammons utilizes the services of certain of the Partnership's employees in his personal enterprises for which he paid $335, $335 and $432 for the fiscal years ended 2004, 2003 and 2002, respectively, to such employees' total compensation.

      TRANSACTIONS WITH PARTNERS AND DIRECTORS -- During fiscal year 2000, the general partner authorized the Partnership to enter into a five-year management contract with Mr. Hammons whereby the Partnership will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in connection with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotels upon opening and the right of first refusal to purchase the hotels in the event they are offered for sale. During fiscal years ended 2004, 2003 and 2002, the Partnership provided $805, $328 and $326, respectively, of services to Mr. Hammons in accordance with the management contract. These costs are recorded as management contract costs (Note 2) and amortized over the five-year contract period commencing upon opening of the respective hotel. For fiscal year 2004, 2003 and 2002, the amortization of management contract costs was approximately $404, $298 and $214, respectively.

      Mr. Hammons also utilizes architecture and design and certain other services of the Partnership's for his personal enterprises. Certain of these services are specifically identifiable tasks which can be tracked and accounted for separately while other services are not specifically identifiable thus accounted for based upon an allocation percentage. Management considers these allocations to be reasonable. The Partnership bills Mr. Hammons monthly for use of these services and reports the expenses net of reimbursements in general, administrative, sales and management services expense. Reimbursements from Mr. Hammons totaled $894, $638 and $572 for the fiscal years ended 2004, 2003 and 2002, respectively. Mr. Hammons had advanced payments to the Partnership of approximately $55 and $51 as of December 31, 2004 and January 2, 2004, respectively.

      During fiscal year 2003, the Partnership exchanged an undeveloped land parcel for two land parcels owned by Mr. Hammons and leased by the Partnership (Notes 2 and 6). The Partnership recognized no gain or loss on the exchange.

      During fiscal year 2004, the Partnership authorized Mr. Hammons to initiate the refinancing of one of the Partnership's properties. In connection with the refinancing, which was not yet complete as of December 31, 2004, Mr. Hammons personally paid $655 for various related costs and expenses. The general partner's Board of Directors resolved that after one year, if the Partnership still owns the property, it will refund Mr. Hammons $655 for costs incurred in the refinancing. However, if the Partnership were to spin off or distribute the property to Mr. Hammons within the next year in connection with a sale or merger (Note 1), the costs will not be refunded. This transaction is included in the accompanying financial statements as deferred financing costs and refundable equity. On January 27, 2005, Mr. Hammons paid an additional $320 and completed the refinancing.

      SUMMARY OF RELATED PARTY REVENUE, EXPENSES AND REIMBURSED EXPENSES -- The following summarizes revenues and expenses reported as a result of activities with related parties:

FISCAL YEAR ENDED                                                    2004          2003          2002
Revenue:

    Hotel management fees                                          $   3,324     $   2,572     $   2,150
                                                                   =========     =========     =========

Expenses:

    Expenses included within depreciation and amortization:
          Amortization of management contract costs                $     404     $     298     $     214
                                                                   ---------     ---------     ---------

    Expenses included within general, administrative, sales and management service expenses:

          Accounting and administrative:
              Continuing operations                                    1,542         1,508         1,468
              Discontinued operations                                    109           107           104
                                                                   ---------     ---------     ---------
                                                                       1,651         1,615         1,572
                                                                   ---------     ---------     ---------

          Rental expenses from continuing operations (Note 6)            802           948         1,026
                                                                   ---------     ---------     ---------

    Expenses included within various operating categories:

          Insurance other than medical:
              Continuing operations                                    7,425         8,545         8,481
              Discontinued operations                                    390           616           737
                                                                   ---------     ---------     ---------
                                                                       7,815         9,161         9,218
                                                                   ---------     ---------     ---------
          Medical, net of employee payments:
              Continuing operations                                    5,085         3,999         3,932
              Discontinued operations                                    127           124           131
                                                                   ---------     ---------     ---------
                                                                       5,212         4,123         4,063
                                                                   ---------     ---------     ---------

Total                                                              $  15,884     $  16,145     $  16,093
                                                                   =========     =========     =========

Reimbursed expenses:
    Reimbursements from Mr. Hammons reflected net within general, administrative, sales and management service expenses:

              Common costs                                         $      71     $     365     $     370
              Architecture and design and certain other services         894           638           572
                                                                   ---------     ---------     ---------

Total                                                              $     965     $   1,003     $     942
                                                                   =========     =========     =========

4.    FRANCHISE AGREEMENTS

      As of December 31, 2004, and January 2, 2004, 42 and 43, respectively, of the hotel properties included in the accompanying consolidated financial statements operated under franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 6% of gross room revenues, as defined. Franchise fees expensed under these contracts were $11,909, $11,275 and $12,944 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $535, $550 and $582, respectively, is included in discontinued operations.

      As part of the franchise agreements, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 4.0% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of general, administrative, sales and management service expenses was $10,447, $9,698 and $9,255 for the fiscal years ended 2004, 2003 and 2002, respectively, of which, $444, $442 and $436, respectively, is included in discontinued operations.

5.    LONG-TERM DEBT

      The components of long-term debt are summarized as follows:

FISCAL YEAR END                                                                        2004          2003
2002 First Mortgage Notes, interest at 8.875% interest only payable May 15 and
  November 15, principal due May 15, 2012, secured by a first mortgage lien on
  29 hotel properties, cash from the sales proceeds of one collateral property until sufficient replacement collateral is provided and an agreement for
  additional capital contributions of up to $195 million by Mr. Hammons.             $ 499,000     $ 499,000

Mortgage notes payable to banks, insurance companies and a state retirement plan, fixed rates ranging from 7.5% to 9.5% payable in scheduled installments with maturities through November 2018, secured by certain hotel facilities, fixtures and an assignment of rents, with certain instruments subject to cross-collateralization provisions, and a personal guarantee of
  Mr. Hammons.                                                                         231,010       245,297

Mortgage notes payable to banks, variable interest rates at prime to prime plus
  0.50% with a certain instrument subject to a ceiling and a floor, payable in scheduled installments with maturities through February 2008, secured by certain hotel facilities, fixtures and an assignment of rents, and a personal
  guarantee of Mr. Hammons.                                                             35,194        36,447

Other notes payable, interest at 3%, paid in full during 2004.                               -           328
                                                                                     ---------     ---------

                                                                                       765,204       781,072

Less:  Current portion                                                                 (25,719)       (7,423)
                                                                                     ---------     ---------

                                                                                     $ 739,485     $ 773,649
                                                                                     =========     =========

      During May 2002, the Partnership issued $510 million of 2002 First Mortgage Notes. The Partnership utilized the proceeds from these notes to pay in full the 1994 First Mortgage Notes and the 1995 First Mortgage Notes and certain fixed and variable rate mortgage notes. The indenture agreements relating to the 2002 First Mortgage Notes include certain covenants which, among others, limit the ability of the Partnership and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners, stockholders or affiliates, incur certain liens and engage in mergers or consolidations. In addition, certain of the other credit agreements include subjective acceleration clauses, and limit, among others, the incurrence of certain liens and additional indebtedness and require the achievement or maintenance of certain financial covenants. The 2002 First Mortgage Notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity. The Partnership repaid or refinanced $15,868, $25,598 and $516,385 of long-term debt in fiscal year 2004, 2003 and 2002, respectively. In connection with these transactions, the Partnership incurred approximately $144, $774 and $7,411 in fiscal year 2004, 2003 and 2002, respectively, for charges related to the early extinguishment of debt.

      Scheduled maturities of long-term debt as of December 31, 2004, after giving effect to the early extinguishment of a mortgage note payable subsequent to year end (Note 10) and refinancing of a note payable (Note
      3) are summarized as follows:

FISCAL YEAR ENDING          AMOUNT
2005                      $    25,719
2006                           36,865
2007                           42,111
2008                           48,880
2009                            4,228
Thereafter                    607,401
                          -----------
                          $   765,204
                          ===========

6.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES -- The hotel properties lease certain equipment and land from unrelated parties under various lease arrangements. In addition, the Partnership leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these non-related party leases, which is included in general, administrative, sales and management service expenses, was approximately $3,715, $3,123 and $3,502 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $22, $42 and $56, respectively, is included in discontinued operations.

      The Partnership operates two trade centers located in Joplin, Missouri and Portland, Oregon, both of which are owned by Mr. Hammons and leased by the Partnership. The lease agreement for the Joplin trade center stipulates nominal rentals for the fiscal years ended 2004, 2003 and 2002, and for each ensuing year through 2014. The lease agreement for the Portland facility stipulates annual rents of $300 payable on a month-to-month basis. In addition, the Partnership leases office space in Springfield, Missouri, from a partnership (of which Mr. Hammons is a partner) for annual payments of $288 payable monthly through December 2005. The Partnership also leased land from Mr. Hammons during fiscal year 2004 for one hotel property, and during 2003 and 2002 for three hotel properties. The Partnership exchanged certain undeveloped land for two of these leased parcels during fiscal year 2003. Subject to the Partnership exercising the purchase option provided under the agreement, the remaining land lease extends through 2045 and requires aggregate minimum annual payments of approximately $150 and additional contingent rent based upon a percentage of the property's operating revenues. Rent expense for these related party leases was approximately $802, $948 and $1,026 for the fiscal years ended 2004, 2003 and 2002, respectively.

      The minimum annual commitments for non-cancelable leases and contracts as of December 31, 2004 are as follows:

FISCAL YEAR     RELATED PARTY        OTHER            TOTAL
2005              $   1,208        $   2,744        $   3,952
2006                    150            2,650            2,800
2007                    150            2,629            2,779
2008                    150            2,521            2,671
2009                    150            1,324            1,474
Thereafter            5,575           53,415           58,990
                  ---------        ---------        ---------
                  $   7,383        $  65,283        $  72,666
                  =========        =========        =========

      HOTEL DEVELOPMENT -- Currently, the Partnership does not have any hotels under construction nor does it have any plans to start construction.

      LEGAL MATTERS -- Two lawsuits have been filed against the general partner (in the Court of Chancery of the State of Delaware in and for New Castle County), Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004 and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al., filed October 20, 2004. Both of these class action lawsuits originally sought injunctive relief to prevent any merger transaction and asserted that the original price offered to the public shareholders was not equivalent to the "sweetheart deal" offered to John Q. Hammons. These lawsuits have been consolidated into one action and the complaint has been amended to seek compensation, attorney fees and costs of the action for plaintiffs' efforts because they allegedly added value for the minority public shareholders as evidenced by the fact the proposed stock acquisition price has risen from the initial $13.00 a share to the current proposal of $24.00 per share. The parties have agreed that no responsive pleadings are required to be filed until March 31, 2005. The Partnership has not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

      The Partnership is party to various other legal proceedings arising from its consolidated operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

7.    ASSETS HELD FOR SALE

      During 2004, the Partnership completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Partnership believes are either non-core or no longer complement the business. As of December 31, 2004, only one hotel property, the Holiday Inn property located in Emeryville, California, met the Company's criteria for held for sale classification. The other assets identified for disposition program did not meet the probability criteria as prescribed by SFAS 144 to classify as held for sale. See Note 10 for asset sale subsequent to December 31, 2004.

      Assets held for sale consisted of the following:

                                                         DECEMBER 31,
                                                             2004
Land and improvements                                      $   791
Building and improvements                                    5,755
Furniture, fixtures and equipment                            4,705
                                                           -------
                                                            11,251
Less: Accumulated depreciation and amortizaiton             (6,951)
                                                           -------
Assets held for sale                                       $ 4,300
                                                           =======

8.      DISCONTINUED OPERATIONS

        Included in discontinued operations are the results of operations of the Holiday Inn Bakersfield, California sold in August 2004 and the Holiday Inn Northglenn, Colorado sold in December 2004. In addition, the Holiday Inn Emeryville, California hotel property met the Partnership's criteria for held for sale classification as of December 31, 2004, which requires it to be classified as discontinued operations for the periods presented.

        Condensed financial information for these three hotels included in discontinued operations is as follows:

FISCAL YEAR ENDED                                  2004        2003          2002
Revenues                                        $ 17,573     $ 17,770      $ 20,059

Direct operating expenses                          8,044        8,041         8,719
General, administrative, sales and
  management service expenses                      5,597        6,222         6,295
Repairs and maintenance                              815          891           909
Asset impairment                                   4,619            -             -
Depreciation and amortizaiton                      1,499        1,940         2,096
                                                --------       ------      --------
  Total operating expenses                        20,574       17,094        18,019
                                                --------       ------      --------
Operating income (loss)                           (3,001)         676         2,040

Allocated interest expense                         1,759        1,759         1,759
Other income                                           -          (56)         (111)
Loss on sale                                         390            -             -
                                                --------     --------      --------

Income (loss) from discontinued operations      $ (5,150)    $ (1,027)     $    392
                                                ========     ========      ========

        The Partnership sold a Holiday Inn located in Bakersfield, California in August 2004 for net proceeds of $8,048. In December 2004, the Partnership sold a Holiday Inn located in Northglenn, Colorado for net proceeds of $4,170. From these sales, the Partnership recognized a net loss of $5,009, including $4,619 of asset impairment charges and loss on dispositions of $390. The Holiday Inn located in Northglenn, Colorado served as collateral under the 2002 First Mortgage Notes (Note 5). Under the terms of these indentures, the Partnership plans to provide replacement collateral in accordance with the indenture provisions.

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of long-term debt approximate their respective historical carrying amounts except with respect to the 2002 First Mortgage Notes. The fair market value of the 2002 First Mortgage Notes ranged from approximately $561,000 to $569,000 as of December 31, 2004. The fair market value of the 2002 First Mortgage Notes issued is estimated by obtaining market quotes from brokers.

10.     SUBSEQUENT EVENT

        Subsequent to December 31, 2004, the Partnership has agreed to issue 278,096 general partner units to John Q. Hammons Hotels, Inc. The number of general partner units to be issued is equivalent to the number of John Q. Hammons Hotels, Inc. Class A and Class B Common Stock issued as outlined by the partnership agreement.

        On January 27, 2005, the Partnership completed the sale of a Holiday Inn property located in Emeryville, California for net proceeds of $15,739, resulting in a gain of $11,161. This hotel property served as collateral under the 2002 First Mortgage Notes (Note 5). Under the terms of these indentures, the Partnership plans to provide replacement collateral in accordance with the indenture provisions.

        On February 23, 2005, the Partnership utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay-off the existing mortgage our World Golf Village Hotel in St. Augustine, Florida and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 31st day of March, 2005.

                                               JOHN Q. HAMMONS HOTELS, L.P.

                                               By: John Q. Hammons Hotels, Inc.,
                                                   its General Partner

                                               By: /s/ John Q. Hammons
                                                  ------------------------
                                                    John Q. Hammons
                                                    Founder, Chairman and CEO

                                               JOHN Q. HAMMONS HOTELS FINANCE
                                               CORPORATION III

                                               By: /s/ John Q. Hammons
                                                   -----------------------
                                                   John Q. Hammons
                                                   Founder, Chairman and CEO

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. as general partner of John
Q. Hammons Hotels, L.P., and in the capacities indicated for John Q. Hammons Hotels Finance Corporation III, on March 31, 2005.

       Signatures                                     Title
-----------------------                               -----
/s/ John Q. Hammons              Founder, Chairman and CEO of John Q. Hammons Hotels, Inc. and John Q.
-----------------------          Hammons Hotels Finance Corporation III (Principal Executive Officer)
John Q. Hammons

/s/ Paul E. Muellner             Chief Financial Officer of John Q. Hammons Hotels, Inc. and John Q. Hammons
-----------------------          Hotels Finance Corporation III (Principal Financial and Accounting Officer)
Paul E. Muellner

/s/ Jacqueline A. Dowdy          Director, Secretary of John Q. Hammons Hotels, Inc., and John Q. Hammons Hotels
-----------------------          Finance Corporation III
Jacqueline A. Dowdy

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

/s/ Daniel L. Earley             Director of John Q. Hammons Hotels, Inc.
-----------------------
Daniel L. Earley

/s/ James F. Moore               Director of John Q. Hammons Hotels, Inc.
-----------------------
James F. Moore

/s/ John E. Lopez-Ona            Director of John Q. Hammons Hotels, Inc.
-----------------------
John E. Lopez-Ona

 /s/ David C. Sullivan           Director of John Q. Hammons Hotels, Inc.
-----------------------

David C. Sullivan

/s/ Donald H. Dempsey            Director of John Q. Hammons Hotels, Inc.
---------------------
Donald H. Dempsey

                                  EXHIBIT INDEX

   NO.                       TITLE
-------                      -----
    3.1     Restated Certificate of Incorporation of the Company (Incorporated
            by reference to Exhibit 3.3 of the Limited Partnership's
            Registration Statement on Form S-4, Registration Number
            333-89856-01)

    3.2 Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.4 of the Limited Partnership's Registration Statement on
            Form S-4, Registration Number 333-89856-01)

    3.3     Second Amended and Restated Agreement of Limited Partnership of the
            Partnership (Incorporated by reference to Exhibit 3.1 of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

    3.4 Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.2 of the Limited Partnership's Registration
            Statement on Form S-4, Registration Number 333-89856-01)

    3.5     Articles of Incorporation of John Q. Hammons Hotels Finance
            Corporation III (Incorporated by reference to Exhibit 3.5 of the Limited Partnership's Registration Statement on Form S-4,
            Registration Number 333-89856-01)

    3.6     By-laws of John Q. Hammons Hotels Finance Corporation III
            (Incorporated by reference to Exhibit 3.6 of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

    4.1     Indenture dated May 21, 2002 among the Limited Partnership and John
            Q. Hammons Hotels Finance Corporation III and Wachovia Bank,
            National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Limited Partnership's Registration Statement on
            Form S-4, Registration Number 333-89856-01)

    4.2     Form of Global Note evidencing the 8-7/8% First Mortgage Notes due
            2012 (Incorporated by reference to Exhibit 4.2 of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.1     Letter Agreement re: Hotel Financial Services for Certain Hotels
            Owned and Operated by John Q. Hammons or John Q. Hammons Controlled
            Companies (Incorporated by reference to Exhibit 10.7 to the Registration Statement of the Company on Form S-1, No. 33-84570)

(a)10.2     Holiday Inn License Agreement

(a)10.3     Embassy Suites License Agreement

(a)10.4     Form of Option Purchase Agreement

   10.5     Lease Agreement between The Plaza Associates and John Q. Hammons
            Hotels, Inc., dated December 14, 2004 (Suite 701)

   10.6     Collective Bargaining Agreement between Hotel Employee and
            Restaurant Employee Union Local 49 and Holiday Inn Sacramento
            Capitol Plaza, for 06/01/01 to 5/31/06 (Incorporated by reference to Exhibit 10.6a from the Company's Annual Report on Form 10-K for the
            Fiscal Year Ended December 28, 2001)

   10.7     Employment Agreement between John Q. Hammons Hotels, Inc. and Debra
            M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and November 1, 2001 (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal
            Year Ended December 29, 2000)

  10.7a     Employment Agreement between John Q. Hammons Hotels, Inc. and Lou
            Weckstein dated as of September 17, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 28, 2001)

  10.7b     Employment Agreement between John Q. Hammons Hotels, Inc. and
            William A. Mead dated as of January 25, 2000 (Incorporated by reference to Exhibit 10.7b from the Company's Annual Report on Form
            10-K for the Fiscal Year Ended December 28, 2001)

  10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000 (Incorporated by reference to Exhibit 10.7c from the Company's Annual Report on Form 10-K for the Fiscal Year
            Ended December 28, 2001)

  10.7d     Employment Agreement between John Q. Hammons Hotels, Inc. and Paul
            E. Muellner dated as of December 1, 2003 (Incorporated by reference to Exhibit 10.7d from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2004)

    10.8    John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
            (Incorporated by reference to Exhibit 10.7a of the Registration
            Statement of the Company on Form S-1, No. 33-84570)

   10.8a    Lease Renewal for John Q. Hammons Building Lease Agreement - 9th
            Floor (6000 sq. ft.) effective January 1, 2005

   10.8b    John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
            (Incorporated by reference to Exhibit 10.7b of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.8c    Lease Renewal for John Q. Hammons Building Lease Agreement - 7th
            Floor (2775 sq. ft.) effective January 1, 2005

   10.8d    John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
            (Incorporated by reference to Exhibit 10.7c of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.8e    Lease Renewal for John Q. Hammons Building Lease Agreement - 7th
            Floor (2116 sq. ft.) effective January 1, 2005

    10.9    John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
            (Incorporated by reference to Exhibit 10.7d of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.9a    Lease Renewal for John Q. Hammons Building Lease Agreement - 8th
            Floor (6000 sq. ft.) effective January 1, 2005

(a)10.10    Triple Net Lease

(a)10.11    Lease Agreement between John Q. Hammons and John Q. Hammons Hotels,
            L.P.

   10.12    Ground lease between John Q. Hammons and John Q. Hammons-Branson,
            L.P. - (Chateau on the Lake, Branson, Missouri) (Incorporated by reference to Exhibit 10.10 of the Limited Partnership's Registration
            Statement on Form S-4, Registration Number 333-89856-01)

   10.13 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.12 of the Limited Partnership's Registration Statement on Form S-4,
            Registration Number 333-89856-01)

   10.14 1999 Non-Employee Director Stock and Stock Option Plan (Incorporated by reference to the Exhibit 10.19 in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1999)

    12.1    Computation of Historical Ratio of Earnings to Fixed Charges of the
            Company

    31.1    Certification Statement of Chief Executive Officer pursuant to Rules
            13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended

    31.2    Certification Statement of Chief Financial Officer pursuant to Rules
            13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, as amended

------------------------

(a) INCORPORATED BY REFERENCE TO THE SAME NUMBERED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, NO. 33-84570.