Form 10-Q
period 2005-07-01
HAMMONS JOHN Q HOTELS LP; HAMMONS JOHN Q FINANCE CORP III
filed 2005-08-12
CIK 916536, 1174802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 033-7334001

                          JOHN Q. HAMMONS HOTELS, L.P.
                 JOHN Q. HAMMONS HOTELS FINANCE CORPORATION III
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        43-1523951
               MISSOURI                                        33-1006528
     (State or other jurisdiction                             (IRS Employer
           of incorporation                                 Identification No.)
           or organization)

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
                                 (000's omitted)

                                     ASSETS

                                                                                   JULY 1,     DECEMBER 31,
                                                                                    2005           2004
                                                                                ------------   ------------
                                                                                (unaudited)
CURRENT ASSETS:

    Cash and equivalents                                                        $     37,649   $     41,044

    Restricted cash                                                                    9,758         10,206

    Marketable securities                                                             23,406         22,332

    Receivables:
      Trade, less allowance for doubtful accounts of $231 in 2005 and 2004            10,118          7,250
      Other                                                                              416            277
      Management fees - related party                                                    432            265

    Inventories                                                                        1,111          1,091

    Prepaid expenses and other                                                         2,342          4,343

    Assets held for sale                                                                   -          4,300
                                                                                ------------   ------------

      Total current assets                                                            85,232         91,108
                                                                                ------------   ------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                             61,127         60,553
    Buildings and improvements                                                       718,575        717,870
    Furniture, fixture and equipment                                                 353,508        342,214
    Construction in progress                                                          10,815              -
                                                                                ------------   ------------

                                                                                   1,144,025      1,120,637

    Less-accumulated depreciation and amortization                                  (457,911)      (436,196)
                                                                                ------------   ------------

                                                                                     686,114        684,441

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $23,133 and
    $20,376 of restricted cash as of July 1, 2005 and December 31, 2004,
    respectively                                                                      42,812         40,950
                                                                                ------------   ------------

TOTAL ASSETS                                                                    $    814,158   $    816,499
                                                                                ============   ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                JULY 1,     DECEMBER 31,
                                                 2005          2004
                                             ------------   ------------
                                             (unaudited)
LIABILITIES:

    Current portion of long-term debt        $     16,628   $     25,719

    Accounts payable                                3,677          8,172

    Accrued expenses:
      Payroll and related benefits                  7,668          9,601
      Sales and property taxes                     13,703         12,053
      Insurance                                     2,530          2,789
      Interest                                      5,926          6,106
      Utilities, franchise fees and other          10,216         10,115

    Accrued distribution                            8,525              -
                                             ------------   ------------
         Total current liabilities                 68,873         74,555

    Long-term debt                                727,298        739,485
    Other obligations                               3,375          3,328
                                             ------------   ------------
         Total liabilities                        799,546        817,368

COMMITMENTS AND CONTINGENCIES

REFUNDABLE EQUITY                                     975            655
                                             ------------   ------------
EQUITY (DEFICIT):
    Contributed capital                            97,993         96,844
    Partners' and other deficits, net             (84,289)       (98,327)
    Accumulated other comprehensive loss              (67)           (41)
                                             ------------   ------------
         Total equity (deficit)                    13,637         (1,524)
                                             ------------   ------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)       $    814,158   $    816,499
                                             ============   ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (000's omitted)

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JULY 1, 2005  JULY 2, 2004   JULY 1, 2005  JULY 2, 2004
                                                                    ------------  -------------  ------------  ------------
REVENUES:
    Rooms                                                           $    73,785   $     68,804   $   142,335   $   135,827
    Food and beverage                                                    29,786         28,091        58,986        56,751
    Meeting room rental, related party management fee and other          13,900         12,985        27,583        26,588
                                                                    -----------   ------------   -----------   -----------
      Total revenues                                                    117,471        109,880       228,904       219,166
                                                                    -----------   ------------   -----------   -----------

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                              18,169         16,694        35,001        33,088
      Food and beverage                                                  22,997         21,805        44,574        42,710
      Other                                                                 482            547           922         1,133

    General, administrative, sales and management service expenses       36,421         36,068        72,112        70,678

    Repairs and maintenance                                               4,940          4,737         9,725         9,212

    Depreciation and amortization                                        12,128         11,636        23,575        23,125
                                                                    -----------   ------------   -----------   -----------

      Total operating expenses                                           95,137         91,487       185,909       179,946
                                                                    -----------   ------------   -----------   -----------

INCOME FROM OPERATIONS                                                   22,334         18,393        42,995        39,220

OTHER INCOME (EXPENSE):
    Interest income                                                         423            159           785           276
    Interest expense and amortization of deferred financing fees        (16,169)       (16,611)      (32,470)      (33,255)
    Extinguishment of debt costs                                              -              -          (234)            -
                                                                    -----------   ------------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                                         6,588          1,941        11,076         6,241
    Income (loss) from discontinued operations                                -         (4,482)       10,834        (4,403)
                                                                    -----------   ------------   -----------   -----------

NET INCOME (LOSS)                                                   $     6,588   $     (2,541)  $    21,910   $     1,838
                                                                    ===========   ============   ===========   ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                                 (000's omitted)

                                                                      CONTRIBUTED     PARTNERS' AND OTHER
                                                                        CAPITAL         EQUITY (DEFICIT)   Accumulated
                                                                   -----------------  -------------------     Other
                                        Comprehensive  Refundable  General  Limited    General   Limited   Comprehensive
                                        Income (loss)    Equity    Partner  Partners   Partner   Partners      Loss         Total
                                        -------------  ----------  -------  --------  ---------  --------  -------------  --------
BALANCE, December 31, 2004                             $      655  $96,844  $      -  $(98,327)  $     -   $        (41)  $(1,524)
Distributions                                                   -        -         -       (99)   (8,525)             -    (8,624)
Issuance of general partner's Treasury
     Stock                                                      -      216         -       752         -              -       968
Limited partner capital contribution                            -        -       933         -         -              -       933
Net income                              $     21,910            -        -         -     8,644    13,266              -    21,910
Refundable equity contribution                                320        -         -         -         -              -         -
Unrealizable depreciation on
     marketable securities                       (26)           -        -         -         -         -            (26)      (26)
                                        ------------
Comprehensive income                    $     21,884
                                        ============
                                                       ----------  -------  --------  ---------  --------  -------------  --------
BALANCE, July 1, 2005                                  $      975  $97,060  $    933  $(89,030)  $ 4,741   $        (67)  $13,637
                                                       ==========  =======  ========  ========   =======   ============   =======
(unaudited)

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)

                                                                                                        SIX MONTHS ENDED
                                                                                                       JULY 1,     JULY 2,
                                                                                                        2005        2004
                                                                                                      ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                         $  21,910   $  1,838

   Adjustment to reconcile net income to cash provided by operating activities:
        Depreciation, amortization and loan cost amortization                                            24,455     24,893
        Gain on sale of property and equipment                                                          (11,161)         -
        Asset impairment (included in discontinued operations for six months ended July 2, 2004)              -      4,619
        Extinguishment of debt costs                                                                        234          -
        Non-cash lease expense                                                                              933          -
        Non-cash director compensation                                                                        -         50

   Changes in certain assets and liabilities:
        Receivables                                                                                      (3,378)    (2,590)
        Inventories                                                                                         (33)       (49)
        Prepaid expenses and other                                                                        2,001      2,355
        Accounts payable                                                                                 (4,495)    (1,799)
        Accrued expenses                                                                                   (621)     2,745
        Other obligations                                                                                    47        431
                                                                                                      ---------   --------
              Net cash provided by operating activities                                                  29,892     32,493
                                                                                                      ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                                                             (24,945)    (8,229)
        Proceeds from sale of property and equipment                                                     15,739          -
        Franchise fees, restricted cash and other                                                        (2,572)    (2,054)
        Sale (purchase) of marketable securities                                                         (1,100)       707
                                                                                                      ---------   --------
              Net cash used in investing activities                                                     (12,878)    (9,576)
                                                                                                      ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                                         31,000          -
        Proceeds from issuance of treasury stock                                                            968        324
        Repayments of debt                                                                              (52,278)    (3,966)
        Distributions to partners                                                                           (99)      (111)
                                                                                                      ---------   --------
              Net cash used in financing activities                                                     (20,409)    (3,753)
                                                                                                      ---------   --------

        Increase (decrease) in cash and equivalents                                                      (3,395)    19,164

CASH AND EQUIVALENTS, beginning of period                                                                41,044     23,790
                                                                                                      ---------   --------
CASH AND EQUIVALENTS, end of period                                                                   $  37,649   $ 42,954
                                                                                                      =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                                                           $  31,986   $ 33,395
                                                                                                      =========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     UNREALIZED DEPRECIATION OF MARKETABLE SECURITIES                                                 $     (26)  $    (15)
                                                                                                      =========   ========
     ACCRUED DISTRIBUTION                                                                             $   8,525   $      -
                                                                                                      =========   ========
     FINANCING COSTS FUNDED BY LIMITED PARTNERS                                                       $     320   $      -
                                                                                                      =========   ========
     LIMITED PARTNER CAPITAL CONTRIBUTION
     ASSOCIATED WITH LEASE EXPENSE                                                                    $     933   $      -
                                                                                                      =========   ========

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

On June 14, 2005, our general partner entered into an Agreement and Plan of Merger with JQH Acquisition LLC. JQH Acquisition LLC was formed for the purposes of the proposed transactions by Jonathan Eilian. The merger agreement provides that, upon the consummation of the merger, each outstanding share of our general partner's Class A Common Stock will convert into the right to receive $24.00 cash per share. The merger is conditioned upon, among other things, approval by our general partner's stockholders at a special meeting to be held in September, 2005. Our general partner's principal stockholder, John Q. Hammons, has agreed to vote his shares of capital stock in favor of the merger. Our general partner also is seeking the approval of the merger by the holders of a majority of shares of its Class A Common Stock who vote in the merger, other than shares held by Mr. Hammons and his affiliates.

Our general partner entered into the merger agreement in connection with a series of transactions agreed to among Mr. Hammons, JQH Acquisition LLC and their respective affiliates. These transactions address a variety of ongoing arrangements between the parties, including Mr. Hammons' continuing equity ownership in the business and his ongoing, active leadership role in the company managing our properties. The transactions to be entered into by Mr. Hammons will include the right to a credit facility backed by iStar Financial Inc. secured by Mr. Hammons' equity ownership in the business and certain other collateral.

If the merger occurs, the Indenture governing our outstanding 8-7/8% First Mortgage Notes due 2012, requires us to make a tender offer to the holders of those notes at a specified price equal to 101% of the principal balance, plus any accrued but unpaid interest. After the merger, it is possible that we will refinance our notes or our other debt, or both.

All significant balances and transactions between the entities and properties have been eliminated.

Mr. Hammons and entities directly or indirectly owned or controlled by him are our only limited partners. Mr. Hammons, through his voting control of our general partner, continues to be in control of us.

2.    GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004, which included financial statements for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

During the second quarter of 2005, we recorded a cumulative adjustment to rental expense and contributed capital of approximately $0.9 million related to correcting our historical accounting for the fair market value of the rental payments required under the Joplin trade center lease agreement with Mr. John Q. Hammons. We do not believe that the impact of the correction for the adjustment is material to the financial statements as of and for the year ended December 31, 2004 or previous years, nor is the cumulative adjustment recorded in the second quarter of 2005 expected to be material, in the aggregate, to the financial statements as of and for the year ending December 30, 2005. The adjustment had no impact on cash flows.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. In addition, pursuant to the merger agreement discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we deposited $8.0 million in escrow during the second quarter of 2005, for payment of certain of the acquiring party's fees and expenses if the merger agreement terminates under certain circumstances. The escrowed cash is classified as current restricted cash as of July 1, 2005. Marketable securities consist of available-for-sale commercial paper, corporate bonds and governmental agency obligations which mature or will be available for use in operations in 2005. These securities are valued at current market value. As of July 1, 2005 and December 31, 2004, unrealized holding losses were approximately $67,000 and $41,000, respectively, and are included as a separate component of equity (deficit) until realized.

3.    ALLOCATIONS OF INCOME, LOSSES AND DISTRIBUTIONS

Prior to December 30, 2000, income, losses and distributions were allocated between our general partner and our limited partners based on their respective ownership interests of 28.31% and 71.69%. As of July 1, 2005, we have redeemed approximately 955,000 Partnership units, net of shares issued. The number of net partnership units redeemed is equivalent to the net number of shares redeemed by John Q. Hammons Hotels, Inc., as outlined by our Partnership Agreement. As a result, as of July 1, 2005 and July 2, 2004, Mr. Hammons' limited partnership interest was approximately 75% and 76%, while our general partner's interest was approximately 25% and 24%, respectively.

In the event we have taxable income, distributions are to be made to our partners in an aggregate amount equal to the amount that we would have paid for income taxes had we been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to our general partner, if applicable, with the remainder allocated to our limited partners. As of July 1, 2005, distributions of $8.5 million were accrued for income taxes in accordance with our Partnership Agreement. No such distributions were required for the six months ended July 2, 2004. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to the adjustments become known.

We distribute amounts to our general partner for state franchise taxes. Through the first six months of 2005, we distributed $99,000 of this amount.

4.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the first quarter of fiscal 2006, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements.

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29's concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges after the effective date, but management does not currently expect SFAS No. 153 to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, SFAS No. 154, "Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued. This statement requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" was issued. This Interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. We are currently evaluating the impact of adopting FIN 47 on its consolidated financial position, results of operations and cash flows.

In March 2005, Staff Accounting Bulletin No. 107, "Share-Based Payment" was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon our adoption of SFAS No. 123(R). We are currently evaluating the impact of adopting SAB No. 107 on its consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued an exposure draft, "Accounting for Uncertain Tax
Positions: an Interpretation of FASB Statement 109." This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a company's best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, if approved, would become effective for the first fiscal year ending after December 15, 2005. We are currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.

5.    DISCONTINUED OPERATIONS

The results of operations of the Holiday Inn Emeryville, California (sold in January 2005) are included in discontinued operations for the six month periods ended July 1, 2005 and July 2, 2004, and the three months ended July 2, 2004, but there were no discontinued operations for the three months ended July 1, 2005. Also included in discontinued operations for 2004 periods are the results of operations of the Holiday Inn Bakersfield, California (sold in August 2004) and the Holiday Inn Northglenn, Colorado (sold in December 2004). Condensed financial information for these hotels included in discontinued operations is as follows:

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  ---------------------------   ---------------------------
                                                                        (IN THOUSANDS)
                                                  JULY 1, 2005   JULY 2, 2004   JULY 1, 2005   JULY 2, 2004
                                                  ------------   ------------   ------------   ------------
Revenues                                          $          -   $     5,270    $       425    $    10,360
                                                  ------------   -----------    -----------    -----------

Operating expenses:
  Direct operating cost and expenses                         -         2,339            390          4,490
  General, administrative, sales and
       management service expenses                           -         1,681            193          3,428
  Repairs and maintenance                                    -           231             37            462
  Asset impairment                                           -         4,619              -          4,619
  Depreciation and amortization                              -           443              1            885
                                                  ------------   -----------    -----------    -----------
       Total operating expenses                              -         9,313            621         13,884
                                                  ------------   -----------    -----------    -----------

Operating loss                                               -        (4,043)          (196)        (3,524)

Other income (expense):
  Interest income                                            -             -              -              1
  Interest expense                                           -          (439)          (131)          (880)
  Gain on sale                                               -             -         11,161              -
                                                  ------------   -----------    -----------    -----------

Income (loss) from discontinued operations        $          -   $    (4,482)   $    10,834    $    (4,403)
                                                  ============   ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On June 14, 2005, our general partner entered into an Agreement and Plan of Merger with JQH Acquisition LLC. JQH Acquisition LLC was formed for the purposes of the proposed transactions by Jonathan Eilian. The merger agreement provides that, upon the consummation of the merger, each outstanding share of our general partner's Class A Common Stock will convert into the right to receive $24.00 cash per share. The merger is conditioned upon, among other things, approval by our general partner's stockholders at a special meeting to be held in September, 2005. Our general partner's principal stockholder, John Q. Hammons, has agreed to vote his shares of capital stock in favor of the merger. Our general partner also is seeking the approval of the merger by the holders of a majority of shares of its Class A Common Stock who vote in the merger, other than shares held by Mr. Hammons and his affiliates.

Our general partner entered into the merger agreement in connection with a series of transactions agreed to among Mr. Hammons, JQH Acquisition LLC and their respective affiliates. These transactions address a variety of ongoing arrangements between the parties, including Mr. Hammons' continuing equity ownership in the business and his ongoing, active leadership role in the company managing our properties. The transactions to be entered into by Mr. Hammons will include the right to a credit facility backed by iStar Financial Inc. secured by Mr. Hammons' equity ownership in the business and certain other collateral.

If the merger occurs, the Indenture governing our outstanding 8-7/8% First Mortgage Notes due 2012, requires us to make a tender offer to the holders of those notes at a specified price equal to 101% of the principal balance, plus any accrued but unpaid interest. After the merger, it is possible that we will refinance our notes or our other debt, or both.

GENERAL

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. In August 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. In June of 2005, our general partner's board of directors extended the agreement until December 31, 2005. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Hampton, Virginia; Junction City, Kansas; North Charleston, South Carolina; St. Charles and Springfield, Missouri; Frisco, Texas and Albuquerque, New Mexico, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in Joplin, Missouri and Huntsville, Alabama.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended July 1, 2005 (which we refer to as the 2005 Quarter), and July 2, 2004 (which we refer to as the 2004 Quarter). The results of operations for the three-month and six-month periods ended July 1, 2005 are not indicative of the results to be expected for the full year.

Total revenues from continuing operations for the 2005 Quarter were $117.5 million, an increase of $7.6 million, or 6.9%, compared to the 2004 Quarter, primarily as the result of our higher average room rate and improvement in corporate, leisure, association and corporate group travel segments of our business.

Rooms revenues from continuing operations increased $5.0 million, or 7.3%, from the 2004 Quarter, and increased slightly as a percentage of total revenues from continuing operations to 62.8% from 62.6%. The increase was primarily related to higher room rates and improvement in the travel segments of our business, discussed above. Our average room rate increased to $107.21, a 6.0% increase compared to the 2004 Quarter average room rate of $101.15, and our occupancy for the 2005 Quarter increased 0.8 percentage points to 69.7% from 68.9% in the 2004 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $90.63 in the 2005 Quarter, up 5.3% from the 2004 Quarter. Occupancy for the hotel industry was 66.0% in the 2005 Quarter, up 2.8% from the 2004 Quarter. Our Revenue Per Available Room, or RevPAR, was $74.71 in the 2005 Quarter, up 7.3% from $69.64 in the 2004 Quarter. RevPAR for the hotel industry in the 2005 Quarter was $59.81, up 8.3% from the 2004 Quarter.

Food and beverage revenues from continuing operations increased by $1.7 million, or 6.0%, compared to the 2004 Quarter, but decreased slightly as a percentage of total revenues from continuing operations to 25.4% from 25.6%. The dollar increase was due to increased banquet revenues related to an increase in the association and corporate group travel segments of our business, discussed above.

Meeting room rental, related party management fee and other revenues from continuing operations increased $0.9 million, or 6.9%, from the 2004 Quarter, but remained stable as a percentage of total revenues from continuing operations at 11.8%. The dollar increase was primarily attributable to related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses from continuing operations increased by $1.5 million, or 9.0%, compared to the 2004 Quarter, and increased as a percentage of rooms revenues from continuing operations to 24.7% from 24.3% in the 2004 Quarter. The increase was primarily attributable to higher housekeeping labor costs, as well as unfavorable workers' compensation loss experience from employees in this classification, compared to the 2004 Quarter. Although we closely monitor our workers' compensation loss experience, by the nature of this expense, it tends to fluctuate from period to period.

Food and beverage operating expenses from continuing operations increased $1.2 million, or 5.5%, compared to the 2004 Quarter, but decreased as a percentage of food and beverage revenues from continuing operations to 77.2% from 77.6%. The dollar increase was attributable to higher food and beverage sales volumes.

Other operating expenses from continuing operations remained stable at approximately $0.5 million, compared to the 2004 Quarter, but decreased slightly as a percentage of meeting room rental, related party management fee and other revenues from continuing operations, to 3.6% from 3.8%.

General, administrative, sales and management service expenses from continuing operations increased $0.3 million, or 0.8%, over the 2004 Quarter, but decreased as a percentage of total revenues from operations to 31.0% from 32.8%. The dollar increase was attributable to the $0.9 million adjustment made to correct our historical accounting for the fair market value of the Joplin trade center lease agreement with Mr. Hammons (discussed in "Note 2 - General" in the Notes to the Financial Statements above) as well as increases in utilities, fees associated with franchise frequent traveler programs, franchise fees and credit card commissions, partially offset by decreases in insurance costs, property taxes and favorable workers' compensation loss experience for employees in this classification.

Repairs and maintenance expenses from continuing operations increased $0.2 million, or 4.3%, but decreased slightly as a percentage of total revenues from continuing operations to 4.2% from 4.3%.

Depreciation and amortization expenses from continuing operations increased $0.5 million, or 4.3%, compared to the 2004 Quarter, but decreased slightly as a percentage of total revenues from continuing operations to 10.3% from 10.6%. The dollar increase related to the early retirement of fixed assets attributable to several refurbishment projects within our hotels.

Income from operations increased by $3.9 million, or 21.2%, and increased as a percentage of total revenues from continuing operations to 19.0% from 16.7% in the 2004 Quarter, as the result of factors noted above.

Interest expense and amortization of deferred financing fees from continuing operations decreased by $0.4 million, or 2.4%, and decreased as a percentage of total revenues to 13.4% from 15.0% in the 2004 Quarter. The decrease was primarily attributable to the reduction in long-term debt compared to the 2004 Quarter.

Income from continuing operations increased by $4.7 million, or 247.4%, and increased as a percentage of total revenues from continuing operations to 5.6% from 1.7% in the 2004 Quarter, as the result of the increased revenues and the other factors noted above.

Net income (loss) was $6.6 million of income in the 2005 Quarter compared to a loss of $2.5 million in the 2004 Quarter, related to the items discussed above.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion and analysis addresses results of operations for the six-month periods ended July 1, 2005 (which we refer to as the 2005 Six Months), and July 2, 2004 (which we refer to as the 2004 Six Months).

Total revenues from continuing operations increased $9.7 million, or 4.4%, compared to the 2004 Six Months. The increase is primarily as the result of our higher average room rate and improvement in corporate, leisure, association and corporate group travel segments of our business, partially offset by a very slight decrease in occupancy.

Rooms revenues from continuing operations for the 2005 Six Months increased $6.5 million, or 4.8%, from the 2004 Six Months, as a result of the factors discussed above, and increased slightly as a percentage of total revenues from continuing operations, to 62.2%, compared to 62.0% in the 2004 Six Months. Our average room rate increased to $107.42 in the 2005 Six Months from $101.13 in the 2004 Six Months. Occupancy decreased to 67.1% in the 2005 Six Months from 68.0% in the 2004 Six Months, a decrease of 0.9 percentage points. Our revenue per available room (RevPAR) was $72.06 in the 2005 Six Months, up 4.8% from the 2004 Six Months. RevPAR for the hotel industry was $56.31 up 7.8% from the 2004 Six Months.

Food and beverage revenues from continuing operations increased $2.2 million, or 3.9%, in the 2005 Six Months, but decreased slightly as a percentage of total revenues from continuing operations to 25.8% from 25.9% in the 2004 Six Months. The dollar increase related to increased food and beverage sales from the improvement in the travel segments discussed above, while the percentage decrease reflected the fact that food and beverage sales increased at a slightly slower pace than rooms revenues.

Meeting room rental, related party management fee and other revenues from continuing operations for the 2005 Six Months increased $1.0 million, or 3.8%, from the 2004 Six Months, but remained stable as a percentage of total revenues from continuing operations at 12.1%. The increase was primarily related to related party management fees, partially offset by decreased telephone revenue.

Rooms operating expenses from continuing operations for the 2005 Six Months increased $1.9 million, or 5.7%, from the 2004 Six Months, and increased slightly as a percentage of rooms revenues from continuing operations to 24.6% from 24.4%. The increase was attributable to higher front desk and housekeeping labor costs over the 2004 Six Months.

Food and beverage operating expenses from continuing operations for the 2005 Six Months increased $1.9 million, or 4.4%, from the 2004 Six Months, and increased slightly as a percentage of food and beverages revenues from continuing operations to 75.6%, from 75.2% in the 2004 Six Months. The dollar increase was directly related to increased food revenues over the 2004 Six Months.

Other operating expenses from continuing operations for the 2005 Six Months decreased $0.2 million, or 18.2%, from the 2004 Six Months, and decreased as a percentage of meeting room rental, related party management fee and other income from continuing operations, to 3.3% in the 2005 Six Months from 4.1% in the 2004 Six Months, primarily as the result of reduced long distance telephone costs.

General, administrative, sales and management service expenses from continuing operations for the 2005 Six Months increased $1.4 million, or 2.0%, but decreased as a percentage of total revenues from continuing operations to 31.5% from 32.3% in the 2004 Six Months. The dollar increase was primarily attributable to the factors described above in the discussion regarding the 2005 Quarter.

Repairs and maintenance expenses from continuing operations increased $0.5 million, or 5.4%, compared to the 2004 Six Months, and remained stable as a percentage of total revenues from continuing operations.

Depreciation and amortization expenses from continuing operations for the 2005 Six Months increased $0.5 million, or 2.2%, from the 2004 Six Months, but decreased slightly as a percentage of total revenues from continuing operations to 10.3% from 10.5% in the 2004 Six Months. The changes were related to the factors discussed above in the discussion of the 2005 Quarter.

Income from operations increased by $3.8 million, or 9.7%, and increased as a percentage of total revenues from continuing operations to 18.8% from 17.9% in the 2004 Six Months, as the result of factors noted above.

Interest expense and amortization of deferred financing fees from continuing operations decreased by $0.8 million, or 2.4%, and decreased as a percentage of total revenues to 13.8% from 15.0% in the 2004 Six Months. The decrease was primarily attributable to the reduction in long-term debt from the 2004 Six Months.

Income from continuing operations increased by $4.9 million, or 79.0%, and increased as a percentage of total revenues from continuing operations to 4.8% from 2.8% in the 2004 Six Months, as the result of factors noted above.

Net income increased dramatically, to $21.9 million for the 2004 Six Months, from $1.8 million in the 2004 Six Months, because of the items discussed above, and the gain on sale of the Holiday Inn property located in Emeryville, California.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At July 1, 2005, we had $37.6 million of cash and equivalents and $23.4 million of marketable securities, compared to $41.0 million and $22.3 million, respectively, at the end of fiscal 2004. Such amounts are available for our working capital requirements, capital expenditures and debt service. At July 1, 2005, and December 31, 2004, we had current restricted cash reserves of $9.8 million and $10.2 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements, in addition to the $8.0 million escrowed in connection with the merger agreement.

Cash from operating activities decreased to $29.9 million for the 2005 Six Months, from $32.5 million for the 2004 Six Months, a decrease of $2.6 million, or 8.0%, primarily attributable to unfavorable changes in assets and liabilities, partially offset by increased net income.

During the 2005 Quarter, we accrued $8.5 million to our limited partners for income taxes. We also distributed $99,000 in the 2005 Six Months to our general partner for state franchise taxes. Distributions must be made in accordance with the provisions of the Indenture and our Partnership Agreement.

We incurred capital expenditures of $24.9 million in the 2005 Six Months, compared to $8.2 million in 2004 Six Months. This increase was directly attributable to the costs associated with the conversion of our Ft. Collins, Colorado Holiday Inn to a Hilton and our Holiday Inn West Des Moines, Iowa to a Sheraton. In addition, results for the 2005 Six Months include costs associated with significant capital improvement projects at our Holiday Inn in Sacramento and our Embassy Suites in Monterey, California, included in our previously-announced 2005 anticipated capital expenditures of $43.5 million.

At July 1, 2005, our total debt was $743.9 million compared with $765.2 million at the end of fiscal 2004. The decrease of $21.3 million is primarily attributable to the reduction of long-term debt from scheduled principal payments and the use of proceeds from the sale of certain hotels discussed below. The current portion of long-term debt was $16.6 million at the end of the 2005 Six Months compared to $25.7 million at the end of 2004.

On January 27, 2005, we completed the sale of a Holiday Inn property located in Emeryville, California. This hotel property served as collateral under the 2002 First Mortgage Notes. Under the terms of these indentures, we provided replacement collateral in accordance with the indenture provisions, as discussed below.

On February 23, 2005, we utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay off the existing mortgage on our World Golf Village Hotel in St. Augustine, Florida and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

On January 7, 2005, we completed a $31.0 million refinancing on one of our properties. In connection with this refinancing Mr. Hammons personally paid $975,000 for various related costs and expenses. Our general partner's board of directors determined that we will repay Mr. Hammons $975,000 for costs incurred with the refinancing, if we continue to own this property in one year. If we were to transfer this property to Mr. Hammons within the next year as is contemplated in connection with the proposed merger, however, we will not pay Mr. Hammons for these costs. This transaction is included in the accompanying financial statements as deferred financing costs and refundable equity.

We estimate 2005 capital requirements to be $43.5 million (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties), and to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2005 capital requirements for normal recurring capital improvement projects.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the first quarter of fiscal 2006, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements.

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29's concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges after the effective date, but management does not currently expect SFAS No. 153 to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, SFAS No. 154, "Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued. This statement requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" was issued. This Interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. We are currently evaluating the impact of adopting FIN 47 on its consolidated financial position, results of operations and cash flows.

In March 2005, Staff Accounting Bulletin No. 107, "Share-Based Payment" was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon our adoption of SFAS No. 123(R). We are currently evaluating the impact of adopting SAB No. 107 on its consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued an exposure draft, "Accounting for Uncertain Tax
Positions: an Interpretation of FASB Statement 109." This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a company's best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, if approved, would become effective for the first fiscal year ending after December 15, 2005. We are currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.

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

We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our general partner's board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may" and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

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

SUPPLEMENTAL FINANCIAL INFORMATION RELATING TO THE COLLATERAL HOTELS

The following tables set forth, as July 1, 2005 and July 2, 2004, unaudited selected financial information with respect to the hotels collateralizing our $510 million of 8-7/8% First Mortgage Notes, and about us, excluding our Unrestricted Subsidiaries (as defined in the indenture governing the notes), which we refer to as the "Restricted Group". Under the heading "Management Operations," we provide information with respect to revenues and expenses we generate as manager of the collateral hotels and the other hotels we own or manage.

                      TRAILING 12 MONTHS ENDED JULY 1, 2005

                                                                              2002     Management     Total
                                                                           Collateral  Operations  Restricted
                                                                            Hotels(a)    Groups      Group
                                                                           ----------  ----------  -----------
Statement of operations data:
Operating revenues                                                         $ 276,056   $10,044(b)  $   286,100
Operating expenses:
   Direct operating costs and expenses                                        99,177         -          99,177
   General, administrative, sales and management service expenses (c)         93,863     1,134(d)       94,997
   Repairs and maintenance                                                    12,328         -          12,328
   Depreciation and amortization                                              31,753     1,032          32,785
                                                                           ---------   -------     -----------
Total operating expenses                                                     237,121     2,166         239,287
                                                                           ---------   -------     -----------
Income from operations                                                     $  38,935   $ 7,878     $    46,813
                                                                           =========   =======     ===========

Operating data:
 Occupancy                                                                      64.6%
 Average daily room rate                                                   $  100.48
 RevPAR                                                                    $   64.95

(a) Represents operating data for the 29 hotels serving as collateral under the Indenture as of July 1, 2005.

(b) Represents management revenues derived from the non-collateral hotels, including partial period revenues for the Bakersfield, California hotel sold in August of 2004, and the managed hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(d) General, administrative, sales and management service expenses for the collateral hotels are presented net of the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

                      TRAILING 12 MONTHS ENDED JULY 2, 2004

                                                2002      Management     Total
                                             Collateral   Operations   Restricted
                                              Hotels(a)      Groups      Group
                                           ------------  ------------  ----------
Statement of operations data:
Operating revenues                         $ 266,249     $ 10,745(b)   $  276,994
Operating expenses:
   Direct operating costs and
     expenses                                 97,124            -          97,124
   General, administrative, sales
     and management service expenses (c)      88,878         (230)(d)      88,648
   Repairs and maintenance                    11,577            -          11,577
   Asset impairment                            3,197(e)         -           3,197
   Depreciation and amortization              29,442          865          30,307
                                           ---------     --------      ----------
Total operating expenses                     230,218          635         230,853
                                           ---------     --------      ----------
Income from operations                     $  36,031     $ 10,110      $   46,141
                                           =========     ========      ==========
Operating data:
 Occupancy                                      63.9%
 Average daily room rate                   $   96.04
 RevPAR                                    $   61.37

(a) Represents operating data for the 30 hotels serving as collateral under the Indenture as of July 2, 2004.

(b) Represents management revenues derived from the non-collateral hotels and the managed hotels.

(c) General, administrative, sales and management service expenses for the collateral hotels include management expenses allocated to the respective hotels.

(d) General, administrative, sales and management service expenses for the collateral hotels are presented net of the management revenues associated with the management expenses included in general, administrative, sales and management expenses for the collateral hotels.

(e) Represents difference between the net book value, less selling costs, for the Holiday Inn Denver Northglenn, Northglenn, Colorado and its estimated selling price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of July 1, 2005:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                          Fair Value
                                      2005(d)     2006     2007      2008      2009   There-After  Total     (e)
                                      -------   -------   ------   -------   -------  -----------  -----  ----------
Long-Term Debt(a)

$510 Million First Mortgage Notes     $    -    $    -    $   -    $    -    $    -   $      499   $499   $     544-
     Average interest rate(b)            8.9%      8.9%     8.9%      8.9%      8.9%         8.9%   8.9%         549

Other fixed-rate debt obligations     $    6    $   27    $  62    $    4    $    4   $      107   $210   $      210
     Average interest rate(b)            8.0%      7.7%     8.2%      8.2%      8.2%         7.9%   8.0%

Other variable-rate debt obligations  $   10    $    1    $  24    $    -    $    -   $        -   $ 35   $       35
     Average interest rate(c)            6.4%      6.4%     6.4%        -%        -%           -%   6.4%

      (a)   Includes amounts reflected as long-term debt due within one year.

      (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 1, 2005, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (d) The 2005 balances include actual and projected principal repayments and weighted average interest rates.

      (e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes and other fixed rate debt obligations. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of our general partner have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of July 1, 2005. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. Legal Proceedings

Two purported class action lawsuits were filed against our general partner and its board of directors last fall in the Court of Chancery of the State of Delaware in and for New Castle County: Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004, and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al, filed October 20, 2004. Both actions sought injunctive relief to prevent a proposed transaction pursuant to which Barcelo Crestline Corporation would acquire our general partner. Plaintiffs alleged that the proposed transaction was unfair to our general partner's shareholders because the consideration offered was too low. The Chancery Court consolidated the two lawsuits. Subsequently, plaintiffs filed an amended complaint that seeks injunctive relief if we fail to treat bidders equally. On May 6, 2005, our general partner filed a motion to dismiss. We have not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

We are party to various other legal proceedings arising from its consolidated operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

            Not Applicable

ITEM 3. Defaults Upon Senior Securities

            Not Applicable

ITEM 4. Submission of Matters to a Vote of Securities Holders

            Not Applicable

ITEM 5. Other Information

            Not Applicable

ITEM 6. Exhibits

            See Exhibit Index

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

Dated: August 12, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.     TITLE

31.1 Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of general partner's Chief Financial Officer

32 Section 1350 Certification of general partner's Chief Executive Officer and Chief Financial Officer